Form 10-Q
period 1996-03-31
ZURICH REINSURANCE CENTRE HOLDINGS INC
filed 1996-05-14
CIK 898612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

/x/          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934 For
                          the transition period from to

                         Commission file number 1-11868

                    ZURICH REINSURANCE CENTRE HOLDINGS, INC.

             (Exact name of Registrant as specified in its charter)

               Delaware                                          13-3703575
    (State or other Jurisdiction of                           (I.R.S. Employer
    Incorporation or Organization)                           Identification No.)

 One Chase Manhattan Plaza, 43rd Floor
          New York, New York                                        10005
(Address of principal executive office)                          (Zip Code)

       Registrant's telephone number, including area code: (212) 898-5000

Former name, former address and former fiscal year, if changed since last report:

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the Exchange Act) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                 Yes  X    No
                                                     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

            (Class)                             (Outstanding at May 1, 1996)
 Common Stock, $.01 par value                         26,126,040 Shares

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                                      INDEX

PART I.  FINANCIAL INFORMATION                                          Page No

Item 1 -    Consolidated Financial Statements

            Independent Accountants' Review Report                         3

            Consolidated Balance Sheets -
                  March 31, 1996 and December 31, 1995                     4

            Consolidated Statements of Operations -
                  Three months ended March 31, 1996 and 1995               5

            Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1996 and 1995               6

            Notes to Consolidated Financial Statements                     7

Item 2 -    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      9

PART II.  OTHER INFORMATION

Item 6 -     Exhibits and Reports on Form 8-K                             13

Signatures                                                                14

INDEPENDENT ACCOUNTANTS' REVIEW REPORT

Board of Directors and Shareholders
Zurich Reinsurance Centre Holdings, Inc.

We have reviewed the accompanying consolidated balance sheet of Zurich Reinsurance Centre Holdings, Inc. and Subsidiaries as of March 31, 1996, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the consolidated financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Zurich Reinsurance Centre Holdings, Inc. and Subsidiaries as of December 31, 1995 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended (but not presented herein) and in our report dated February 12, 1996, we expressed an unqualified opinion on those consolidated financial statements.

                                             /s/ ERNST & YOUNG LLP

Stamford, Connecticut
May 7, 1996

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                           MARCH 31,        DECEMBER 31,
                                                                             1996               1995
                                                                             ----               ----
                                                                         (UNAUDITED)
   ASSETS
   Fixed maturities available-for-sale (amortized cost:
     3/31/96 $1,029,830; 12/31/95 $1,096,903)                            $ 1,027,519        $ 1,122,822
   Equity securities available-for-sale (cost: 3/31/96 $107,143;
     12/31/95 $105,542)                                                      128,604            124,543
   Investment in affiliate (cost: 3/31/96 $9,327; 12/31/95 $3,973)             9,327              3,973
   Short-term investments, at cost, which approximates market                 86,624             54,063
   Cash and cash equivalents                                                 274,237            206,699
                                                                         -----------        -----------
         Total cash and invested assets                                    1,526,311          1,512,100
                                                                         -----------        -----------

   Accrued investment income                                                  13,081             15,734
   Premiums receivable                                                       228,472            205,410
   Reinsurance recoverables:
     Paid losses                                                               1,829              1,312
     Unpaid losses                                                            33,780             30,981
   Prepaid reinsurance premiums                                                3,943              7,126
   Deferred policy acquisition costs                                          73,731             72,200
   Deferred federal income taxes                                              44,057             31,369
   Other assets                                                               95,503             47,432
                                                                         -----------        -----------
         Total assets                                                    $ 2,020,707        $ 1,923,664
                                                                         ===========        ===========

   LIABILITIES
   Losses and loss adjustment expenses                                   $   770,879        $   689,609
   Unearned premiums                                                         271,759            272,132
   7 1/8% Senior Notes due 2023                                              198,399            198,394
   Other liabilities                                                         109,570             81,959
                                                                         -----------        -----------
       Total liabilities                                                   1,350,607          1,242,094
                                                                         -----------        -----------

   SHAREHOLDERS' EQUITY
   Preferred stock ($.10 par value, 20,000,000 shares
     authorized; no shares outstanding)
   Common stock ($.01 par value, 50,000,000 shares
     authorized; 26,197,541 and 26,197,541 shares issued
     at 3/31/96 and 12/31/95, respectively)                                      262                262
   Paid-in capital                                                           624,097            624,068
   Unrealized appreciation of investments (net of deferred
    taxes of $6,725 and $15,776 at 3/31/96 and 12/31/95,
    respectively)                                                             12,425             29,144
   Retained earnings                                                          35,502             28,096
   Treasury stock, at cost (72,901 and 0 shares at 3/31/96
     and 12/31/95, respectively)                                              (2,186)
                                                                         -----------        -----------
         Total shareholders' equity                                          670,100            681,570
                                                                         -----------        -----------
         Total liabilities and shareholders' equity                      $ 2,020,707        $ 1,923,664
                                                                         ===========        ===========




                 See Notes to Consolidated Financial Statements

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                           FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                           --------------------------
                                                               1996           1995
                                                            ---------       ---------
                                                                   (UNAUDITED)
REVENUES
Net premiums written (net of premiums ceded of
  $256 and $1,127 for the three months ended
  March 31, 1996 and 1995, respectively)                    $ 176,622       $ 115,623
Increase in unearned premiums                                   2,810          24,624
                                                            ---------       ---------
Net premiums earned (net of premiums ceded of
  $3,438 and $848 for the three months ended
  March 31, 1996 and 1995, respectively)                      173,812          90,999
Net investment income                                          21,582          16,722
Realized capital gains (losses)                                 1,421          (5,896)
Other income                                                      304             554
                                                            ---------       ---------
           Total revenues                                     197,119         102,379
                                                            ---------       ---------

EXPENSES
Loss and loss adjustment expenses (net of reinsurance
  recoveries of $3,839 and $299 for the three months
  ended March 31, 1996 and 1995, respectively)                126,277          67,673
Commissions                                                    44,613          21,813
Other operating costs and expenses                             11,823          10,337
Interest and amortization                                       3,844           3,524
                                                            ---------       ---------
           Total expenses                                     186,557         103,347
                                                            ---------       ---------

           Income (loss) before income taxes                   10,562            (968)

Federal income tax expense                                      3,156           1,625
                                                            ---------       ---------

NET INCOME (LOSS)                                           $   7,406       $  (2,593)
                                                            =========       =========


PER SHARE DATA

Weighted average shares outstanding (in 000's)                 26,133          26,132
                                                            =========       =========

Net income (loss)                                           $    0.28       $   (0.10)
                                                            =========       =========









                 See Notes to Consolidated Financial Statements

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                         FOR THE THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                         --------------------------
                                                                           1996             1995
                                                                           ----             ----
                                                                                (UNAUDITED)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss)                                                        $   7,406        $  (2,593)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
      Losses and loss adjustment expenses, net                              78,471           52,940
      Unearned premiums, net                                                 2,810           24,624
      Premiums receivable                                                  (23,062)          (6,817)
      Deferred policy acquisition costs                                     (1,531)          (5,959)
      Current and deferred taxes                                            (2,519)          (1,124)
      Other assets and other liabilities                                     4,416            1,952
      Realized capital (gains) losses                                       (1,421)           5,896
                                                                         ---------        ---------
Net cash provided by operating activities                                   64,570           68,919
                                                                         ---------        ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
      Sales of fixed maturities                                            864,212          542,908
      Maturities or calls of fixed maturities                               28,360            4,000
      Purchases of fixed maturities                                       (847,789)        (472,458)
      Sales of equity securities                                            16,110            2,644
      Purchases of equity securities                                       (19,607)         (61,149)
      Net purchases of short-term investments                              (32,561)         (41,301)
      Cost of additions to property and equipment                             (138)            (922)
                                                                         ---------        ---------
Net cash provided by (used in) investing activities                          8,587          (26,278)
                                                                         ---------        ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
      Payment of cash dividend to shareholders                              (2,619)
      Purchase of treasury stock                                            (3,000)
                                                                         ---------        ---------
Net cash used in financing activities                                       (5,619)
                                                                         ---------        ---------

CHANGE IN CASH AND CASH EQUIVALENTS                                         67,538           42,641
Cash and cash equivalents, beginning of period                             206,699          180,320
                                                                         ---------        ---------
Cash and cash equivalents, end of period                                 $ 274,237        $ 222,961
                                                                         =========        =========

                 See Notes to Consolidated Financial Statements

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.      GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1996, as quarterly results may be affected by changes in the interest rate environment and catastrophic losses. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in Zurich Reinsurance Centre Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

Financial information has been included herein related to the consolidated financial statements of Zurich Reinsurance Centre Holdings, Inc. ("ZRCH") and its wholly-owned subsidiaries, principally Zurich Reinsurance Centre, Inc. ("ZRC") and ZC Insurance Company ("ZCIC"), (together with ZRCH, the "Company").

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Losses and Loss Adjustment Expenses

Effective January 1, 1996, the Company adopted discounting for certain tabular workers' compensation indemnity reserves. This method is preferable as it is more representationally faithful to the economics of the underlying business and will enhance comparability of the Company's financial statements as it is the prevalent method used in the reinsurance industry. Such reserves were discounted to present value using a 5% interest rate. Since the effect of such discount as of January 1, 1996 was $0.8 million, it has been reported as a component of earnings. Discounting had no material effect on net income for the first quarter of 1996 or on the pro forma net income for the first quarter of 1995. Tabular workers' compensation indemnity reserves, net of discount, were $1.7 million as of March 31, 1996.

Reclassifications

The Company has reclassified the presentation of certain prior year information to conform with the current presentation.

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.      INCOME TAXES

The Company's overall effective tax rates of 29.9% and (167.9)% for the three months ended March 31, 1996 and 1995, respectively, had both operating and realized capital gains components. The effective tax rates on operating income of 29.1% and 33.0% for the three months ended March 31, 1996 and 1995 differed from the federal statutory rate of 35.12% due principally to tax-exempt investment income and dividends. For the three months ended March 31, 1996, the effective tax rate on realized capital gains approximated the federal statutory rate. For the three months ended March 31, 1995, the Company established a valuation allowance to offset potential tax benefits from realized capital losses and, accordingly, the effective tax rate on realized capital losses was 0%.

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OPERATING INCOME

The Company's pre-tax operating income (excluding realized capital gains) for the first quarter of 1996 was $9.1 million compared to $4.9 million for the first quarter of 1995. The increase is primarily due to growth in net investment income as discussed below.

NET INCOME (LOSS)

Net income for the first quarter of 1996 was $7.4 million compared to net loss of $2.6 million for the first quarter of 1995. The increase is due to the $6.8 million increase in after-tax realized capital gain (loss) activity and the increase in after-tax operating income of $3.2 million.

PREMIUMS

Gross premiums written for the first quarter of 1996 increased 51.5% to $176.9 million, compared with $116.8 million in the first quarter of 1995 (net premiums written exhibited similar growth increasing to $176.6 million, or 52.8% from $115.6 million for the first quarter of 1995 as there were no significant changes in the Company's retention levels or retrocessional programs during the first quarter of 1996). Net premiums earned increased to $173.8 million or 91.0% over the comparable period of 1995. Premiums written increased less on a percentage basis than premiums earned due to the maturing of, and changes in, the Company's mix of business. The premium growth is due to a domestic whole account quota share treaty with members of the Zurich American Insurance Group ("Zurich American") which contributed $52.4 million, $50.7 million and $39.3 million to first quarter gross premiums written, net premiums written and net premiums earned, respectively, and an increasing proportion of renewal business as well as new bound business.

LOSS AND LOSS ADJUSTMENT EXPENSES

Loss and loss adjustment expenses for the first quarter of 1996 were $126.3 million, a 86.6% increase over the comparable 1995 period, due to the significant growth in earned premiums as discussed above. The GAAP loss ratio, however, decreased 1.7 percentage points to 72.7% in the first quarter of 1996 from the 74.4% in the comparable 1995 period due to changes in the Company's mix of business as discussed below. There were no significant catastrophe losses in either the first quarter of 1996 or 1995.

COMMISSIONS

Commissions in the first quarter of 1996 were $44.6 million, compared to $21.8 million in the corresponding period of 1995. The GAAP commission ratio was 25.7% in the first quarter of 1996 compared to 24.0% in the corresponding 1995 period. Changes in the commission ratio are primarily attributable to an increase in pro rata treaty premiums earned in 1996 relative to excess of loss premiums. Pro rata treaties generally have higher commission rates than excess of loss treaties.

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OTHER OPERATING COSTS AND EXPENSES

Other operating costs and expenses were $11.8 million in the first quarter of 1996 compared to $10.3 million in the corresponding period of 1995. The GAAP expense ratio decreased 2.2 percentage points to 6.7% from 8.9% due to the normalization of operating expenses and the growth in the Company's written premium volume.

STATUTORY COMBINED RATIOS

ZRC's statutory combined ratio for the first quarter of 1996 was 103.9%, compared with 107.2% for the corresponding 1995 period. ZRC's statutory combined ratio for the three months ended March 31, 1996 decreased due to a 2.1 percentage point decline in the other underwriting expense ratio and a 1.2 percentage point decline in the loss and commission ratio. ZRC's statutory combined ratios differ from the Company's GAAP combined ratios of 105.1% and 107.3%, respectively, primarily due to the deferral of certain acquisition costs and the inclusion of certain holding company expenses, each of which is considered in the Company's GAAP combined ratio.

NET INVESTMENT INCOME

Net investment income for the three months ended March 31, 1996 was $21.6 million, or 29.1% greater than the comparable 1995 period. The growth in net investment income was driven by an increased invested asset base resulting from cash flows from operations and assets acquired through the purchase of Re Capital Corporation during April 1995. Reflective of general investment market conditions, the after-tax annualized net investment income yield declined to 4.0% for the three months ended March 31, 1996 from 4.2% for the three months ended March 31, 1995.

REALIZED CAPITAL GAINS (LOSSES)

Pre-tax realized capital gains for the first quarter of 1996 were $1.4 million, compared to pre-tax realized capital losses of $5.9 million in the first quarter of 1995. The 1996 and 1995 realized capital gain (loss) activity is reflective of current investment market conditions and is consistent with the Company's investment philosophy, whereby realized capital gains or losses are taken to maximize the total investment return.

INTEREST AND AMORTIZATION

Interest and amortization expense for the three months ended March 31, 1996 was $3.8 million, compared to $3.5 million for the corresponding period of 1995. Interest expense of $3.5 million in the first quarter of 1996 and 1995 is attributable to the Company's 7 1/8% Senior Notes, due 2023. Amortization expense of $0.3 million in 1996 results from the acquisition of Re Capital Corporation during April 1995.

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

TAX EXPENSE

The Company's overall effective tax rates of 29.9% and (167.9)% for the three months ended March 31, 1996 and 1995, respectively, had both operating and realized capital gains components. The effective tax rates on operating income of 29.1% and 33.0% for the three months ended March 31, 1996 and 1995 differed from the federal statutory rate of 35.12% due principally to tax-exempt investment income and dividends. For the three months ended March 31, 1996, the effective tax rate on realized capital gains approximated the federal statutory rate. For the three months ended March 31, 1995, the Company established a valuation allowance to offset potential tax benefits from realized capital losses and, accordingly, the effective tax rate on realized capital losses was 0%.

FINANCIAL CONDITION

CASH AND INVESTED ASSETS

During the first three months of 1996, the Company's cash and invested assets increased $14.2 million to $1,526.3 million at March 31, 1996. The increase is principally due to cash flows from operations, offset by a decrease in the market value of the Company's investment portfolio. As of March 31, 1996, approximately 67% of the Company's cash and investment portfolio was invested in fixed maturity securities, 9% in equity securities and 24% in short-term investments and cash and cash equivalents, compared to 74%, 9% and 17%, respectively, as of December 31, 1995.

Approximately 83% and 84% of the fixed maturity portfolio at March 31, 1996 and December 31, 1995, respectively, was invested in U.S. government obligations or securities rated "triple-A" by Moody's Investors Service or Standard & Poor's Corporation. The balance of the fixed maturity portfolio was invested in other investment-grade fixed maturities. The duration of the Company's fixed maturity portfolio of 4.2 years as of March 31, 1996 was relatively consistent with the
4.3 years duration at December 31, 1995.

LOSS RESERVES

Liabilities for gross losses and loss adjustment expenses (together, "loss reserves") were $770.9 million as of March 31, 1996, a $81.3 million increase from December 31, 1995. The increase in loss reserves is principally due to significant growth in premium volume during 1996.

SHAREHOLDERS' EQUITY

Shareholders' equity at March 31, 1996 was $670.1 million, a decrease of $11.5 million, or 1.7% from December 31, 1995. The decrease is primarily due to the after-tax decrease in the market value of available-for-sale securities held by the Company of $16.7 million, offset by net income for 1996 of $7.4 million.

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments increased to 24% of the Company's March 31, 1996 cash and invested assets from 17% at December 31, 1995 as a result of sector shifts consistent with the Company's investment strategy.

Net cash provided by operating activities for the three months ended March 31, 1996 of $64.6 million was relatively consistent with the $68.9 million for the three months ended March 31, 1995. The cash flows for both periods are primarily attributable to underwriting operations and net investment income. Net cash used in financing activities for the three months ended March 31, 1996 was $5.6 million and resulted from the Company's stock repurchase program and dividend payment. There was no net cash provided by or used in financing activities during the quarter ended March 31, 1995.

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibit Index

         Exhibit           Description                                                                  Page
         -------           ----------------------------------------------------------                   ----
         15                Letter regarding unaudited interim financial information                      15
         18                Letter regarding change in accounting principle                               16
         27                Financial Data Schedule                                                       17


(b)    Reports on Form 8-K

       There were no reports filed on Form 8-K for the period ended March 31, 1996.

       Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Zurich Reinsurance Centre Holdings, Inc.
                                 ----------------------------------------
                                               (Registrant)

Date May 9, 1996       /s/              Richard E. Smith
     -----------       ---------------------------------------------------------
                                        Richard E. Smith
                               President and Chief Operating Officer

Date May 9, 1996       /s/              Peter R. Porrino
     -----------       ---------------------------------------------------------
                                        Peter R. Porrino
                       Sr. Vice President, Chief Financial Officer and Treasurer