Form 10-Q
period 1996-06-30
ZURICH REINSURANCE CENTRE HOLDINGS INC
filed 1996-08-14
CIK 898612

==============================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q

(Mark One)

   /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996


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


              (Class)                           (Outstanding at August 1, 1996)
   Common Stock, $.01 par value                        26,176,440 Shares

==============================================================================

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                                     INDEX


PART I.  FINANCIAL INFORMATION                                        PAGE
                                                                       NO

ITEM 1 - CONSOLIDATED FINANCIAL STATEMENTS

          Independent Accountants' Review Report                        3

          Consolidated Balance Sheets -
               June 30, 1996 and December 31, 1995                      4

          Consolidated Statements of Operations -
               Three and six months ended June 30, 1996 and 1995        5

          Consolidated Statements of Cash Flows -
               Six months ended June 30, 1996 and 1995                  6

          Notes to Consolidated Financial Statements                    7

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                     9


PART II.  OTHER INFORMATION


ITEM 4 -  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          13

ITEM 6 -  EXHIBITS AND REPORTS ON FORM 8-K                             13

Signatures                                                             14

                     INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders
Zurich Reinsurance Centre Holdings, Inc.


We have reviewed the accompanying consolidated balance sheet of Zurich Reinsurance Centre Holdings, Inc. and Subsidiaries as of June 30, 1996, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995 and the consolidated statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

Stamford, Connecticut
August 1, 1996

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands, except per share amounts)

                                                                           JUNE 30,            DECEMBER 31,
                                                                             1996                  1995
                                                                         -----------           -----------
                                                                         (Unaudited)
ASSETS
Fixed maturities available-for-sale (amortized cost: 6/30/96
  $1,094,553; 12/31/95 $1,096,903)                                        $1,086,620           $1,122,822
Equity securities available-for-sale (cost: 6/30/96 $111,412;
  12/31/95 $105,542)                                                         132,465              124,543
Investment in affiliate (cost: 6/30/96 $9,769; 12/31/95 $3,973)                9,769                3,973
Short-term investments, at cost, which approximates market                    35,293               54,063
Cash and cash equivalents                                                    380,780              206,699
                                                                          ----------           ----------
     Total cash and invested assets                                        1,644,927            1,512,100
                                                                          ----------           ----------
Accrued investment income                                                     16,925               15,734
Premiums receivable                                                          244,901              205,410
Reinsurance recoverables:
  Paid losses                                                                    996                1,312
  Unpaid losses                                                               37,063               30,981
Prepaid reinsurance premiums                                                   3,044                7,126
Deferred policy acquisition costs                                             80,731               72,200
Deferred federal income taxes                                                 47,276               31,369
Other assets                                                                  67,190               47,432
                                                                          ----------           ----------
     Total assets                                                         $2,143,053           $1,923,664
                                                                          ==========           ==========
LIABILITIES
Losses and loss adjustment expenses                                       $  833,051           $  689,609
Unearned premiums                                                            294,252              272,132
7 1/8% Senior Notes due 2023                                                 198,403              198,394
Other liabilities                                                            146,656               81,959
                                                                          ----------           ----------
     Total liabilities                                                     1,472,362            1,242,094
                                                                          ----------           ----------
SHAREHOLDERS' EQUITY
Preferred stock ($.10 par value, 20,000,000 shares
  authorized; no shares outstanding)                                              --                   --
Common stock ($.01 par value, 50,000,000 shares
  authorized; 26,197,541 and 26,197,541 shares issued
  and outstanding at 6/30/96 and 12/31/95, respectively)                         262                  262
Paid-in capital                                                              623,602              624,068
Unrealized appreciation of investments (net of deferred taxes of
  $4,608 and $15,776 at 6/30/96 and 12/31/95, respectively)                    8,512               29,144
Retained earnings                                                             38,315               28,096
                                                                          ----------           ----------
     Total shareholders' equity                                              670,691              681,570
                                                                          ----------           ----------
     Total liabilities and shareholders' equity                           $2,143,053           $1,923,664
                                                                          ==========           ==========



                 See Notes to Consolidated Financial Statements

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                                 FOR THE THREE MONTHS             FOR THE SIX MONTHS
                                                                    ENDED JUNE 30,                  ENDED JUNE 30,
                                                              --------------------------      ------------------------
                                                                  1996           1995             1996        1995
                                                              -----------    -----------       ----------  -----------
                                                                      (UNAUDITED)                    (UNAUDITED)
REVENUES
Net premiums written (net of premiums ceded of
  $2,418 and $2,026 for the three months and
  $2,674 and $3,153 for the six months ended
  June 30, 1996 and 1995, respectively)                        $188,210       $129,102           $364,832     $244,725
Increase in unearned premiums                                    23,392         11,857             26,202       36,481
                                                               --------       --------           --------     --------
Net premiums earned (net of premiums ceded of
  $3,318 and $2,404 for the three months and
  $6,756 and $3,252 for the six months ended
  June 30, 1996 and 1995, respectively)                         164,818        117,245            338,630      208,244
Net investment income                                            22,385         20,620             43,967       37,342
Realized capital gains (losses)                                  (6,844)        12,654             (5,423)       6,758
Other income (loss)                                                  27            (93)               331          461
                                                               --------       --------           --------     --------
     Total revenues                                             180,386        150,426            377,505      252,805
                                                               --------       --------           --------     --------
EXPENSES
Loss and loss adjustment expenses (net of reinsurance
  recoveries of $4,715 and $1,447 for the three months
  and $8,554 and $1,746 for the six months ended June 30,
  1996 and 1995, respectively)                                  115,335         88,817            241,612      156,490
Commissions                                                      46,143         28,846             90,756       50,659
Other operating costs and expenses                               11,572         10,686             23,395       21,023
Interest and amortization                                         3,841          4,268              7,685        7,792
                                                               --------       --------           --------     --------
     Total expenses                                             176,891        132,617            363,448      235,964
                                                               --------       --------           --------     --------
     Income before income taxes                                   3,495         17,809             14,057       16,841

Federal income tax expense (benefit)                                682         (1,507)             3,838          118
                                                               --------       --------           --------     --------
NET INCOME                                                     $  2,813       $ 19,316           $ 10,219     $ 16,723
                                                               ========       ========           ========     ========

PER SHARE DATA
Weighted average shares outstanding (in 000's)                   26,161         26,169             26,147       26,145
                                                               ========       ========           ========     ========
Net income                                                     $   0.11       $   0.74           $   0.39     $   0.64
                                                               ========       ========           ========     ========


                 See Notes to Consolidated Financial Statements

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                    FOR THE SIX MONTHS
                                                                      ENDED JUNE 30,
                                                                   ---------------------
                                                                    1996           1995
                                                                   ------         ------
                                                                        (UNAUDITED)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                        $ 10,219       $ 16,723
Adjustments to reconcile net income to net cash provided by
 operating activities:
  Losses and loss adjustment expenses, net                         137,360         99,972
  Unearned premiums, net                                            26,202         36,481
  Premiums receivable                                              (39,491)        (9,937)
  Deferred policy acquisition costs                                 (8,531)        (9,334)
  Current and deferred taxes                                       (17,138)       (11,243)
  Other assets and other liabilities                                 3,350          3,124
  Realized capital (gains) losses                                    5,423         (6,758)
                                                                 ---------      ---------
Net cash provided by operating activities                          117,394        119,028
                                                                 ---------      ---------
CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
  Sales of fixed maturities                                      1,223,434        893,742
  Maturities or calls of fixed maturities                           50,104         11,004
  Purchases of fixed maturities                                 (1,219,733)      (969,847)
  Sales of equity securities                                        30,760         18,008
  Purchases of equity securities                                   (37,417)       (82,108)
  Net (purchases) sales of short-term investments                   18,770       (110,115)
  Purchase of Re Capital Corporation, net of cash acquired              --         20,563
  Cost of additions to property and equipment                       (2,533)        (1,004)
                                                                 ---------      ---------
Net cash provided by (used in) investing activities                 63,385       (219,757)
                                                                 ---------      ---------
CASH FLOWS USED IN FINANCING ACTIVITIES:
  Payment of cash dividend to shareholders                          (2,619)            --
  Purchase of treasury stock                                        (3,000)            --
  Conversion of Re Capital Debentures                               (1,079)        (5,113)
                                                                 ---------      ---------
Net cash used in financing activities                               (6,698)        (5,113)
                                                                 ---------      ---------

CHANGE IN CASH AND CASH EQUIVALENTS                                174,081       (105,842)
Cash and cash equivalents, beginning of period                     206,699        180,320
                                                                 ---------      ---------
Cash and cash equivalents, end of period                         $ 380,780      $  74,478
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

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Losses and Loss Adjustment Expenses

Effective January 1, 1996, the Company adopted discounting for certain tabular workers' compensation indemnity reserves. This method is preferable as it is more representationally faithful to the economics of the underlying business and will enhance comparability of the Company's financial statements as it is the prevalent method used in the reinsurance industry. Such reserves were discounted to present value using a 5% interest rate. Since the effect of such discount as of January 1, 1996 was $0.8 million, it has been reported as a component of earnings. Discounting had no material effect on net income for the three and six months ended June 30, 1996 or on the pro forma net income for the three and six months ended June 30, 1995. Tabular workers' compensation indemnity reserves, net of discount, were $2.3 million as of June 30, 1996.

Stock-Based Compensation

The Company adopted the accounting provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" in 1996. SFAS No. 123 applies a fair value-based accounting method to employee stock-based compensation arrangements. During May 1996, the Company's shareholders approved the Company's Stock Option Plan (the "Stock Option Plan"), and the Company authorized an initial grant of options covering 503,575 shares of the Company's common stock, effective January 1, 1996. For the six months ended June 30, 1996, the Company expensed $0.2 million, net of tax, related to the Stock Option Plan.

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.   INCOME TAXES

The Company's overall effective tax rate for the three and six months ended June 30, 1996 of 19.5% and 27.3%, respectively, had both operating and realized capital loss components. The effective tax rate on operating income was 29.8% and 29.5% for the three and six months ended June 30, 1996, respectively. The effective tax rate on operating income differed from the federal statutory rate of 35.12% due principally to tax-exempt investment income and dividends. The effective tax rate on realized capital losses approximated the federal statutory rate for the three and six months ended June 30, 1996. The Company's overall effective tax rate (benefit) for the three and six months ended June 30, 1995 was (8.5)% and 0.7%, respectively. The effective tax rate on operating income was 29.2% and 31.0% for the three and six months ended June 30, 1995, respectively, and differed from the federal statutory rate of 35.12% due principally to tax-exempt investment income and dividends. The effective tax rate (benefit) on realized capital gains was (23.8)% and (44.6)% for the three months and six months ended June 30, 1995, respectively, and differed from the federal statutory rate of 35.12% due to the reversal of a valuation allowance that was previously established by the Company to offset potential tax benefits from realized capital losses.

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OPERATING INCOME

The Company's pre-tax operating income (excluding realized capital gains and losses) increased 100.6% to $10.3 million in the second quarter of 1996, compared to $5.2 million for the second quarter of 1995. The Company's pre-tax operating income increased 93.2% to $19.5 million for the six months ended June 30, 1996, compared to $10.1 million for the six months ended June 30, 1995. The increase is due primarily to growth in net investment income and improving underwriting results.

NET INCOME

Net income was $2.8 million for the second quarter of 1996, compared to $19.3 million for the corresponding period of 1995, due to a $20.1 million decline in after-tax realized capital gain (loss) activity offset by a $3.6 million increase in after-tax operating income. Net income was $10.2 million for the six months ended June 30, 1996, compared to $16.7 million for the corresponding period in 1995, due to a $13.3 million decline in after-tax realized capital gain (loss) activity offset by a $6.8 million increase in after-tax operating income.

PREMIUMS

Gross premiums written for the three and six months ended June 30, 1996 were $190.6 million and $367.5 million, respectively, representing a 45.4% and 48.3% increase, respectively, over the comparable 1995 periods. Net premiums written for the three and six months ended June 30, 1996 were $188.2 million and $364.8 million, respectively, representing a 45.8% and 49.1% increase, respectively, over the comparable 1995 periods. (The growth exhibited by net premiums written was consistent with gross premiums written since there were no significant changes in the Company's retention levels or retrocessional programs during the six months ended June 30, 1996 or 1995.) A quota share treaty with members of the Zurich American Insurance Group contributed $52.6 million and $51.4 million to second quarter gross and net premiums written, respectively, and $105.0 million and $102.1 million to year to date gross and net premiums written, respectively. Net premiums earned were $164.8 million and $338.6 million, respectively, representing a 40.6% and 62.6% increase, respectively, over the comparable 1995 periods. For the six months ended June 30, 1996, net premiums written increased less on a percentage basis than net premiums earned due to the maturing of the Company's book of business.

LOSS AND LOSS ADJUSTMENT EXPENSES AND COMMISSIONS

Loss and loss adjustment expenses for the second quarter of 1996 increased to $115.3 million, a 29.9% increase over the comparable 1995 period. For the six months ended June 30, 1996, loss and loss adjustment expenses increased to $241.6 million, a 54.4% increase over the comparable 1995 period. There were no significant catastrophe losses in either the first six months of 1996 or 1995. Commissions for the three and six months ended June 30, 1996 were $46.1 million

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


and $90.8 million, respectively, compared to $28.8 million and $50.7 million for the three and six months ended June 30, 1995, respectively. The increase in both losses and commissions is due to significant growth in earned premiums as discussed above. The GAAP loss and commission ratio for the three and six months ended June 30, 1996 was 98.0% and 98.2%, respectively, compared to 100.4% and 99.5% for the three and six months ended June 30, 1995, respectively. The loss and commission ratios are relatively consistent with 1995; the components have shifted due primarily to a greater percentage of business written on a pro rata basis. Pro rata treaties generally have lower loss ratios but higher commission ratios than excess of loss treaties.


OTHER OPERATING COSTS AND EXPENSES

Other operating costs and expenses were $11.6 million in the second quarter of 1996 compared to $10.7 million for the corresponding period of 1995. For the six months ended June 30, 1996, other operating costs and expenses were $23.4 million compared to $21.0 million for the corresponding period of 1995. The GAAP expense ratio of 6.1% for the second quarter of 1996 declined 2.2 percentage points from 8.3% in the second quarter of 1995. The GAAP expense ratio of 6.4% for the six months ended June 30, 1996 declined 2.2 percentage points from 8.6% for the six months ended June 30, 1995. The decrease in expense ratios is primarily attributable to an expanded premium base and normalization of expenses.

STATUTORY COMBINED RATIOS

ZRC's statutory combined ratio for the second quarter of 1996 was 102.9%, compared to 108.6% for the same period of 1995. The lower combined ratio results from a 3.7 percentage point decline in the loss and commission ratio and a 2.0 percentage point decline in the expense ratio. ZRC's statutory combined ratio for the six months ended June 30, 1996 was 103.5%, compared to 108.0% for the same period in 1995. The lower combined ratio results from a 2.5 percentage point decline in the loss and commission ratio and a 2.0 percentage point decline in the expense ratio. ZRC's statutory combined ratio differs from the Company's GAAP combined ratio primarily due to the deferral of certain acquisition costs and the inclusion of certain holding company expenses, each of which is considered in the Company's GAAP combined ratio.

NET INVESTMENT INCOME

Net investment income for the second quarter of 1996 was $22.4 million, an 8.6% increase over the comparable 1995 period. Net investment income for the first six months of 1996 was $44.0 million, a 17.7% increase over the comparable 1995 period. Growth in net investment income continues as the cash and invested asset base expands due to strong cash flows, primarily attributable to underwriting operations. The after-tax annualized net investment income yield of 4.0% for the three months and six months ended June 30, 1996, was comparable to 4.2% for the three months and six months ended June 30, 1995.

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

REALIZED CAPITAL GAINS (LOSSES)

Pre-tax realized capital gains (losses) were $(6.8) million for the second quarter of 1996, compared to $12.7 million for the second quarter of 1995. For the six months ended June 30, 1996, pre-tax realized capital gains (losses) were $(5.4) million, compared to $6.8 million for the corresponding period of 1995. The 1996 and 1995 realized capital gain (loss) activity is reflective of market conditions and consistent with the Company's investment philosophy, whereby capital gains (losses) are realized to maximize total investment return.

INTEREST AND AMORTIZATION

Interest and amortization expense for the second quarter of 1996 was $3.8 million, a 10.0% decline compared to the corresponding period of 1995. Interest and amortization expense for the first six months of 1996 was $7.7 million, a 1.4% decline from the corresponding period of 1995. The decrease in interest and amortization expense is due to the conversion of substantially all of the Company's 5 1/2% Convertible Debentures, due 2000 (the "Convertible Debentures") (assumed from Re Capital Corporation during April, 1995).

TAXES

The Company's overall effective tax rate for the three and six months ended June 30, 1996 of 19.5% and 27.3%, respectively, had both operating and realized capital loss components. The effective tax rate on operating income was 29.8% and 29.5% for the three and six months ended June 30, 1996, respectively. The effective tax rate on operating income differed from the federal statutory rate of 35.12% due principally to tax-exempt investment income and dividends. The effective tax rate on realized capital losses approximated the federal statutory rate for the three and six months ended June 30, 1996. The Company's overall effective tax rate (benefit) for the three and six months ended June 30, 1995 was (8.5)% and 0.7%, respectively. The effective tax rate on operating income was 29.2% and 31.0% for the three and six months ended June 30, 1995, respectively, and differed from the federal statutory rate of 35.12% due principally to tax-exempt investment income and dividends. The effective tax rate (benefit) on realized capital gains was (23.8)% and (44.6)% for the three months and six months ended June 30, 1995, respectively, and differed from the federal statutory rate of 35.12% due to the reversal of a valuation allowance that was previously established by the Company to offset potential tax benefits from realized capital losses.

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

CASH AND INVESTED ASSETS

During the first six months of 1996, the Company's cash and invested assets increased 8.8% to $1,644.9 million. The increase is principally due to cash flows from operations, offset somewhat by a decrease in the market value of the Company's investment portfolio. As of June 30, 1996, approximately 66% of the Company's cash and invested assets were invested in fixed maturity securities, 9% in equity securities and 25% in short-term investments and cash and cash equivalents, compared to 74%, 9% and 17%, respectively, as of December 31, 1995.

Approximately 83% and 84% of the fixed maturity portfolio at June 30, 1996 and December 31, 1995, respectively, was invested in U.S. government obligations or securities rated "triple-A" by Moody's Investors Service. The balance of the fixed maturity portfolio was invested in other investment-grade fixed maturities. The duration of the Company's fixed maturity portfolio of 4.5 years as of June 30, 1996 approximated the 4.3 years duration at December 31, 1995.

LOSS RESERVES

Liabilities for gross losses and loss adjustment expenses (together, "loss reserves") were $833.1 million as of June 30, 1996, a $143.4 million increase from December 31, 1995. The increase in loss reserves is principally due to significant growth in premium volume during 1996.

SHAREHOLDERS' EQUITY

Shareholders' equity at June 30, 1996 was $670.7 million compared to $681.6 million at December 31, 1995. Shareholders' equity was affected by several factors including a $20.6 million decline in the after-tax market value of the Company's investment portfolio, after-tax operating income of $13.7 million and after-tax realized capital losses of $3.5 million.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments as of June 30, 1996 increased to $416.1 million, or 59.6% since December 31, 1995, as a result of sector shifts consistent with the Company's investment strategy.

Net cash provided by operating activities for the six months ended June 30, 1996 of $117.4 million was consistent with the $119.0 million for the six months ended June 30, 1995. The cash flows for both periods are primarily attributable to underwriting operations and net investment income. For the six months ended June 30, 1996, net cash used in financing activities of $6.7 million resulted from the Company's repurchase of its common stock, a dividend payment and the conversion of the Convertible Debentures. Net cash used in financing activities for the first six months of 1995 was $5.1 million and resulted from the conversion of the Convertible Debentures.

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

PART II.  OTHER INFORMATION


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The 1996 Annual Meeting of Stockholders of the Company was held on Thursday, May 23, 1996. At such meeting, each of the following individuals was elected to serve, and consented to so serve, as a Class III director of the Company (with a term expiring in 1999): Rolf Hueppi (22,063,811 shares voted for, no shares voted against, 81,156 shares abstaining), Steven M. Gluckstern (22,062,211 shares voted for, no shares voted against, 82,756 shares abstaining), Richard E. Smith (22,055,311 shares voted for, no shares voted against, 89,656 shares abstaining) and Detlef Steiner (22,063,811 shares voted for, no shares voted against, 81,156 shares abstaining). In addition, the Company's stockholders ratified the appointment of Ernst & Young LLP as independent public accountants for the Company for its fiscal year ending December 31, 1996 (22,137,633 shares voted for, 3,740 shares voted against, 3,594 shares abstaining), approved the adoption of the Company's 1995 Stock Option Plan pursuant to which officers of the Company will be eligible to receive options to acquire shares of the Company's common stock, par value $0.01 per share, (20,177,681 shares voted for, 1,385,145 shares voted against, 56,466 shares abstaining, 525,675 broker non-votes) and approved modifications to the Company's Restricted Stock
Plan and increase from 250,000 to 450,000 the number of shares of the Company's common stock which may be granted under the plan (21,359,612 shares voted for, 203,731 shares voted against, 55,949 shares abstaining, 525,675 broker non-votes).


Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibit Index

EXHIBIT  DESCRIPTION                                               PAGE
- -------  -----------                                               ----
15       Letter regarding unaudited interim financial information   15
27       Financial Data Schedule                                    16

(b)  Reports on Form 8-K

     There were no reports filed on Form 8-K for the period ended June 30, 1996.

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


                                    ZURICH REINSURANCE CENTRE HOLDINGS, INC.
                                    ----------------------------------------
                                                (Registrant)


Date  August 8, 1996                /s/         Richard E. Smith
                                    ----------------------------------------
                                                Richard E. Smith
                                      President and Chief Executive Officer


Date  August 8, 1996                /s/      Karen O'Connor Rubsam
                                    ---------------------------------------
                                             Karen O'Connor Rubsam
                                  Sr. Vice President, Chief Financial Officer
                                                and Treasurer