Form 10-Q
period 1996-09-30
ZURICH REINSURANCE CENTRE HOLDINGS INC
filed 1996-11-14
CIK 898612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

           /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                       or

           / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   FOR THE TRANSITION PERIOD FROM       TO

                         Commission file number 1-11868


                    ZURICH REINSURANCE CENTRE HOLDINGS, INC.
             (Exact name of Registrant as specified in its charter)


                Delaware                                       13-3703575
     (State or other Jurisdiction of                        (I.R.S. Employer
      Incorporation or Organization)                        Identification No.)

  One Chase Manhattan Plaza, 43rd Floor
           New York, New York                                     10005
(Address of principal executive offices)                       (Zip Code)

       Registrant's telephone number, including area code: (212) 898-5000


      Former name, former address and former fiscal year, if changed since last report:



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes  X       No
                                    ---          ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock:

                 (Class)                   (Outstanding at November 1, 1996)
      Common Stock, $.01 par value                 26,191,508 Shares

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

PART I.  FINANCIAL INFORMATION                                         PAGE NO.
-------  ---------------------                                         --------
Item 1 - Consolidated Financial Statements

         Independent Accountants' Review Report                            3

         Consolidated Balance Sheets -
               September 30, 1996 and December 31, 1995                    4

         Consolidated Statements of Operations -
               Three and nine months ended September 30, 1996 and 1995     5

         Consolidated Statements of Cash Flows -
               Nine months ended September 30, 1996 and 1995               6

         Notes to Consolidated Financial Statements                        7

Item 2 - Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                         9


PART II.  OTHER INFORMATION
--------  -----------------

Item 6 - Exhibits and Reports on Form 8-K                                 13

Signatures                                                                14

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Shareholders
Zurich Reinsurance Centre Holdings, Inc.


We have reviewed the accompanying consolidated balance sheet of Zurich Reinsurance Centre Holdings, Inc. and Subsidiaries as of September 30, 1996, and the related consolidated statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995 and the consolidated statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management.

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

Stamford, Connecticut
November 6, 1996

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)


                                                                       SEPTEMBER 30,     DECEMBER 31,
                                                                       -------------     ------------
                                                                          1996               1995
                                                                          ----               ----
                                                                       (UNAUDITED)
 ASSETS
 Fixed maturities available-for-sale (amortized cost: 9/30/96
  $1,235,681; 12/31/95 $1,096,903)                                     $ 1,234,818        $1,122,822
Equity securities available-for-sale (cost: 9/30/96 $118,192;
  12/31/95 $105,542)                                                       145,978           124,543
Investment in affiliate (cost: 9/30/96 $9,769; 12/31/95 $3,973)              9,769             3,973
Short-term investments, at cost, which approximates market                  72,472            54,063
Cash and cash equivalents                                                  207,968           206,699
                                                                       -----------        ----------
      Total cash and invested assets                                     1,671,005         1,512,100
                                                                       -----------        ----------

Accrued investment income                                                   15,912            15,734
Premiums receivable                                                        249,420           205,410
Reinsurance recoverables:
  Paid losses                                                                1,383             1,312
  Unpaid losses                                                             38,950            30,981
Prepaid reinsurance premiums                                                 2,756             7,126
Deferred policy acquisition costs                                           85,183            72,200
Deferred federal income taxes                                               40,386            31,369
Other assets                                                                70,733            47,432
                                                                       -----------        ----------
      Total assets                                                     $ 2,175,728        $1,923,664
                                                                       ===========        ==========
LIABILITIES
Losses and loss adjustment expenses                                    $   876,846        $  689,609
Unearned premiums                                                          308,138           272,132
7 1/8% Senior Notes due 2023                                               198,408           198,394
Other liabilities                                                          108,440            81,959
                                                                       -----------        ----------
    Total liabilities                                                    1,491,832         1,242,094
                                                                       -----------        ----------
SHAREHOLDERS'  EQUITY
Preferred stock ($.10 par value, 20,000,000 shares
  authorized; no shares outstanding)                                            --                --
Common stock ($.01 par value, 50,000,000 shares
  authorized; 26,189,708 and 26,197,541 shares issued
  and outstanding at 9/30/96 and 12/31/95, respectively)                       262               262
Paid-in capital                                                            623,264           624,068
Unrealized appreciation of investments (net of deferred taxes of
  $9,455 and $15,776 at 9/30/96 and 12/31/95, respectively)                 17,468            29,144
Retained earnings                                                           43,129            28,096
Treasury stock, at cost (7,833 and 0 shares at 9/30/96 and
  12/31/95, respectively)                                                     (227)               --
                                                                       -----------        ----------
      Total shareholders' equity                                           683,896           681,570
                                                                       -----------        ----------
      Total liabilities and shareholders' equity                       $ 2,175,728        $1,923,664
                                                                       ===========        ==========


                 See Notes to Consolidated Financial Statements

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                            FOR THE THREE MONTHS ENDED       FOR THE NINE MONTHS ENDED
                                                                   SEPTEMBER 30,                   SEPTEMBER 30,
                                                            --------------------------       -------------------------
                                                               1996             1995            1996           1995
                                                               ----             ----            ----           ----
                                                                     (UNAUDITED)                    (UNAUDITED)

 REVENUES
 Net premiums written (net of premiums ceded of
   $2,176 and $5,173 for the three months and
   $4,850 and $8,326 for the nine months ended
   September 30, 1996 and 1995, respectively)                $ 188,599        $173,784       $ 553,431        $418,509
Increase in unearned premiums                                   14,174          40,640          40,376          77,121
                                                             ---------        --------       ---------        --------
Net premiums earned (net of premiums ceded of
  $2,464 and $3,000 for the three months and
  $9,220 and $6,252 for the nine months ended
  September 30, 1996 and 1995, respectively)                   174,425         133,144         513,055         341,388
Net investment income                                           23,309          21,500          67,276          58,842
Realized capital gains (losses)                                 (5,483)          7,772         (10,906)         14,530
Other income                                                       518              50             849             511
                                                             ---------        --------       ---------        --------
           Total revenues                                      192,769         162,466         570,274         415,271
                                                             ---------        --------       ---------        --------
EXPENSES
Loss and loss adjustment expenses (net of reinsurance
  recoveries of $3,601 and $1,067 for the three months
  and $12,155 and $2,813 for the nine months ended
  September 30, 1996 and 1995, respectively)                   123,001         101,687         364,613         258,177
Commissions                                                     47,590          32,607         138,346          83,266
Other operating costs and expenses                              11,834          10,914          35,229          31,937
Interest and amortization                                        3,917           4,177          11,602          11,969
                                                             ---------        --------       ---------        --------
           Total expenses                                      186,342         149,385         549,790         385,349
                                                             ---------        --------       ---------        --------

           Income before income taxes                            6,427          13,081          20,484          29,922

Federal income tax expense                                       1,613           4,191           5,451           4,309
                                                             ---------        --------       ---------        --------

NET INCOME                                                   $   4,814        $  8,890       $  15,033        $ 25,613
                                                             =========        ========       =========        ========

PER SHARE DATA
Weighted average shares outstanding (in 000's)                  26,185          26,182          26,157          26,158
                                                             =========        ========       =========        ========

Net income                                                   $    0.18        $   0.34       $    0.57        $   0.98
                                                             =========        ========       =========        ========


                 See Notes to Consolidated Financial Statements

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                       FOR THE NINE MONTHS ENDED
                                                                              SEPTEMBER 30,
                                                                     ------------------------------
                                                                        1996               1995
                                                                        ----               ----
                                                                              (UNAUDITED)

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                           $    15,033        $    25,613
Adjustments to reconcile net income to net cash provided by
  operating activities:
      Losses and loss adjustment expenses, net                           179,268            159,552
      Unearned premiums, net                                              40,376             77,121
      Premiums receivable                                                (44,010)           (53,048)
      Deferred policy acquisition costs                                  (12,983)           (20,424)
      Current and deferred taxes                                         (18,713)            (5,594)
      Other assets and other liabilities                                  29,657             12,489
      Realized capital (gains) losses                                     10,906            (14,530)
                                                                     -----------        -----------
Net cash provided by operating activities                                199,534            181,179
                                                                     -----------        -----------
CASH FLOWS USED IN INVESTING ACTIVITIES:
      Sales of fixed maturities                                        1,722,442          1,579,579
      Maturities or calls of fixed maturities                             66,500             18,752
      Purchases of fixed maturities                                   (1,941,646)        (1,642,473)
      Sales of equity securities                                          49,107             31,861
      Purchases of equity securities                                     (63,306)          (105,743)
      Net purchases of short-term investments                            (18,409)           (39,184)
      Purchase of Re Capital Corporation, net of cash acquired                --             18,485
      Cost of additions to property and equipment                         (3,237)            (1,321)
                                                                     -----------        -----------
Net cash used in investing activities                                   (188,549)          (140,044)
                                                                     -----------        -----------
CASH FLOWS USED IN FINANCING ACTIVITIES:
      Payment of cash dividend to shareholders                            (2,619)                --
      Purchase of treasury stock                                          (5,891)                --
      Conversion of Re Capital Debentures                                 (1,206)           (71,929)
                                                                     -----------        -----------
Net cash used in financing activities                                     (9,716)           (71,929)
                                                                     -----------        -----------
CHANGE IN CASH AND CASH EQUIVALENTS                                        1,269            (30,794)
Cash and cash equivalents, beginning of period                           206,699            180,320
                                                                     -----------        -----------
Cash and cash equivalents, end of period                             $   207,968        $   149,526
                                                                     ===========        ===========


                 See Notes to Consolidated Financial Statements

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1996, as quarterly results may be affected by several factors including, but not limited to, changes in the interest rate environment and catastrophic losses. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in Zurich Reinsurance Centre Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1995.

Financial information has been included herein related to the consolidated financial statements of Zurich Reinsurance Centre Holdings, Inc. ("ZRCH") and its wholly-owned subsidiaries, principally Zurich Reinsurance Centre, Inc. ("ZRC") and ZC Insurance Company ("ZCIC"), (together with ZRCH, the "Company").

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Losses and Loss Adjustment Expenses
Effective January 1, 1996, the Company adopted discounting for certain tabular workers' compensation indemnity reserves. This method is preferable as it is more representationally faithful to the economics of the underlying business and it will enhance comparability of the Company's financial statements as it is the prevalent method used in the reinsurance industry. Such reserves were discounted to present value using a 5% interest rate. Since the effect of such discount as of January 1, 1996 was $0.8 million, it has been reported as a component of earnings. Discounting had no material effect on net income for the three and nine months ended September 30, 1996 or on the pro forma net income for the three and nine months ended September 30, 1995. Tabular workers' compensation indemnity reserves, net of discount, were $2.8 million as of September 30, 1996.

Stock-Based Compensation
The Company adopted the accounting provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" in 1996. SFAS No. 123 applies a fair value-based accounting method to employee stock-based compensation arrangements. During May 1996, the Company's shareholders approved the Company's Stock Option Plan (the "Stock Option Plan"), and the Company issued an initial grant of options covering 503,575 shares of the Company's common stock, effective January 1, 1996. For the nine months ended September 30, 1996, the Company expensed $0.4 million, net of tax, related to the Stock Option Plan.

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.       INCOME TAXES

The Company's overall effective tax rate for the three and nine months ended September 30, 1996 was 25.1% and 26.6%, respectively. The Company's overall effective tax rate for the three and nine months ended September 30, 1995 was 32.0% and 14.4%, respectively. The overall effective tax rates for 1996 and 1995 had both operating income and realized capital gain (loss) components. For the three and nine months ended September 30, 1996, the effective tax rate on operating income was 29.7% and 29.6%, respectively. The effective tax rate on operating income was 27.5% and 29.8% for the three and nine months ended September 30, 1995, respectively. The effective tax rate on operating income for 1996 and 1995 differed from the federal statutory rate of 35.12% due principally to tax-exempt investment income and dividends. The effective tax rate on realized capital gains (losses) approximated the federal statutory rate of 35.12% for the three and nine months ended September 30, 1996 and for the three months ended September 30, 1995. The effective tax benefit on realized capital gains for the nine months ended September 30, 1995 was 1.9% and differed from the federal statutory rate of 35.12% due to the reversal of a valuation allowance that was previously established by the Company to offset potential tax benefits from realized capital losses.

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

OPERATING INCOME
The Company's pre-tax operating income (excluding realized capital gains and losses) increased 124.3% to $11.9 million in the third quarter of 1996, compared to $5.3 million for the third quarter of 1995. The Company's pre-tax operating income increased 103.9% to $31.4 million for the nine months ended September 30, 1996, compared to $15.4 million for the nine months ended September 30, 1995. The increase is primarily due to improved underwriting results and growth in net investment income.

NET INCOME
Net income was $4.8 million for the third quarter of 1996, compared to $8.9 million for the corresponding period of 1995, due to a $4.5 million increase in after-tax operating income offset by an $8.6 million decline in after-tax realized capital gain (loss) activity. Net income was $15.0 million for the nine months ended September 30, 1996, compared to $25.6 million for the corresponding period in 1995, due to an $11.3 million increase in after-tax operating income offset by a $21.9 million decline in after-tax realized capital gain (loss) activity.

PREMIUMS
Gross premiums written for the three and nine months ended September 30, 1996 were $190.8 million and $558.3 million, respectively, representing a 6.6% and 30.8% increase, respectively, over the comparable 1995 periods. The Company entered into a quota share treaty with members of the Zurich American Insurance Group (the "ZA Quota Share") during the third quarter of 1995. The ZA Quota Share contributed $41.0 million and $34.8 million to third quarter 1996 and 1995 gross premiums written, respectively, and $146.0 million and $34.8 million to gross premiums written for the nine months ended September 30, 1996 and 1995, respectively. Net premiums written for the three and nine months ended September 30, 1996 were $188.6 million and $553.4 million, representing a 8.5% and 32.2% increase, respectively, over the comparable 1995 periods. (The growth exhibited by net premiums written was consistent with gross premiums written since there were no significant changes in the Company's retention levels or retrocessional programs during the nine months ended September 30, 1996 or 1995.) Net premiums earned for the three and nine month periods ended September 30, 1996 were $174.4 million and $513.1 million, respectively, reflecting a 31.0% and 50.3% increase, respectively, over the comparable 1995 periods. For the three and nine months ended September 30, 1996, net premiums written increased less on a percentage basis than net premiums earned due to the maturing of the Company's book of business.

LOSS AND LOSS ADJUSTMENT EXPENSES AND COMMISSIONS
Loss and loss adjustment expenses for the third quarter of 1996 increased to $123.0 million, a 21.0% increase over the comparable 1995 period. For the nine months ended September 30, 1996, loss and loss adjustment expenses increased to $364.6 million, a 41.2% increase over the comparable 1995 period. There were no significant catastrophe losses in either 1996 or 1995. Commissions for the three and nine months ended September 30, 1996 were $47.6 million and

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


$138.3 million, respectively, compared to $32.6 million and $83.3 million for the three and nine months ended September 30, 1995, respectively. The increase in both losses and commissions is due to significant growth in earned premiums as discussed above. The GAAP loss and commission ratio for the three and nine months ended September 30, 1996 was 97.8% and 98.0%, respectively, compared to 100.9% and 100.0% for the three and nine months ended September 30, 1995, respectively. The loss and commission ratio has trended downward due to refinement of the loss reserving process and a greater percentage of well performing renewal business. In addition, the components of the loss and commission ratio have shifted primarily due to a greater percentage of business written on a pro rata basis. Pro rata treaties generally have lower loss ratios but higher commission ratios than excess of loss treaties.

OTHER OPERATING COSTS AND EXPENSES
Other operating costs and expenses were $11.8 million in the third quarter of 1996 compared to $10.9 million for the corresponding period of 1995. For the nine months ended September 30, 1996, other operating costs and expenses were $35.2 million compared to $31.9 million for the corresponding period of 1995. The GAAP expense ratio of 6.3% for the third quarter of 1996 was consistent with the comparable quarter of 1995. The GAAP expense ratio of 6.4% for the nine months ended September 30, 1996 declined from 7.6% for the nine months ended September 30, 1995 due primarily to an expanded premium base.

STATUTORY COMBINED RATIOS
ZRC's statutory combined ratio for the third quarter of 1996 declined to 103.0% from 107.0% for the same period of 1995, primarily due to the lower loss and commission ratio discussed above. ZRC's statutory combined ratio for the nine months ended September 30, 1996 declined to 103.3% from 107.6% for the same period in 1995 due to a 3.0 percentage point decline in the loss and commission ratio and a 1.3 percentage point decline in the expense ratio. ZRC's statutory combined ratio differs from the Company's GAAP combined ratio primarily due to the deferral of certain acquisition costs and the inclusion of certain holding company expenses, each of which is considered in the Company's GAAP combined ratio.

NET INVESTMENT INCOME
Net investment income for the third quarter of 1996 was $23.3 million, an 8.4% increase over the comparable 1995 period. Net investment income for the first nine months of 1996 was $67.3 million, a 14.3% increase over the comparable 1995 period. Growth in net investment income continues as the cash and invested asset base expands due to strong cash flows, primarily attributable to underwriting operations and net investment income. The after-tax annualized net investment income yield of 4.0% and 3.9% for the three and nine months ended September 30, 1996, respectively, was comparable to 4.3% and 4.4% for the three and nine months ended September 30, 1995, respectively.

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS



REALIZED CAPITAL GAINS (LOSSES)
Pre-tax realized capital gains (losses) were $(5.5) million for the third quarter of 1996, compared to $7.8 million for the third quarter of 1995. For the nine months ended September 30, 1996, pre-tax realized capital gains (losses) were $(10.9) million, compared to $14.5 million for the corresponding period of 1995. The 1996 and 1995 realized capital gain (loss) activity is reflective of market conditions and is consistent with the Company's investment philosophy, whereby capital gains (losses) are realized to maximize total investment return.

INTEREST AND AMORTIZATION
Interest and amortization expense for the third quarter of 1996 was $3.9 million, a 6.2% decline compared to the corresponding period of 1995. Interest and amortization expense for the first nine months of 1996 was $11.6 million, a 3.1% decline from the corresponding period of 1995. The decrease in interest and amortization expense is primarily due to the conversion of the Company's remaining 5 1/2% Convertible Debentures, due 2000 (the "Convertible Debentures") (assumed from Re Capital Corporation during April, 1995).

TAXES
The Company's overall effective tax rate for the three and nine months ended September 30, 1996 was 25.1% and 26.6%, respectively. The Company's overall effective tax rate for the three and nine months ended September 30, 1995 was 32.0% and 14.4%, respectively. The overall effective tax rates for 1996 and 1995 had both operating income and realized capital gain (loss) components. For the three and nine months ended September 30, 1996, the effective tax rate on operating income was 29.7% and 29.6%, respectively. The effective tax rate on operating income was 27.5% and 29.8% for the three and nine months ended September 30, 1995, respectively. The effective tax rate on operating income for 1996 and 1995 differed from the federal statutory rate of 35.12% due principally to tax-exempt investment income and dividends. The effective tax rate on realized capital gains (losses) approximated the federal statutory rate of 35.12% for the three and nine months ended September 30, 1996 and for the three months ended September 30, 1995. The effective tax benefit on realized capital gains for the nine months ended September 30, 1995 was 1.9% and differed from the federal statutory rate of 35.12% due to the reversal of a valuation allowance that was previously established by the Company to offset potential tax benefits from realized capital losses.

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

CASH AND INVESTED ASSETS
During the first nine months of 1996, the Company's cash and invested assets increased 10.5% to $1,671.0 million. The increase is principally due to cash flows from operations, offset somewhat by a decrease in the market value of the Company's investment portfolio. As of September 30, 1996, approximately 74% of the Company's cash and invested assets were invested in fixed maturity securities, 9% in equity securities and 17% in short-term investments and cash and cash equivalents, consistent with the allocation as of December 31, 1995.

Approximately 84% of the fixed maturity portfolio at September 30, 1996 and December 31, 1995 was invested in U.S. government obligations or securities rated "triple-A" by Moody's Investors Service. The balance of the fixed maturity portfolio was invested in other investment-grade fixed maturities. The duration of the Company's fixed maturity portfolio of 4.1 years as of September 30, 1996 approximated the 4.3 years duration at December 31, 1995.

LOSS RESERVES
Liabilities for gross losses and loss adjustment expenses (together, "loss reserves") were $876.8 million as of September 30, 1996, a $187.2 million increase from December 31, 1995. The increase in loss reserves is principally due to significant growth in premium volume during 1996.

SHAREHOLDERS' EQUITY
Shareholders' equity at September 30, 1996 was $683.9 million compared to $681.6 million at December 31, 1995. The increase in shareholders' equity is due to after-tax operating income, partially offset by realized and unrealized capital losses.

LIQUIDITY AND CAPITAL RESOURCES
Cash and cash equivalents and short-term investments as of September 30, 1996 increased to $280.4 million, or 7.5% since December 31, 1995, as a result of operating cash flow and sector shifts consistent with the Company's investment strategy.

Net cash provided by operating activities for the nine months ended September 30, 1996 was $199.5 million, compared to $181.2 million for the nine months ended September 30, 1995. The increase in cash flows is primarily attributable to underwriting operations and net investment income. For the nine months ended September 30, 1996, net cash used in financing activities of $9.7 million resulted from the Company's repurchase of its common stock, a dividend payment and the conversion of the Convertible Debentures. Net cash used in financing activities for the first nine months of 1995 was $71.9 million and resulted from the conversion of the Convertible Debentures.

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibit Index

       Exhibit  Description                                               Page
       -------  -----------                                               ----

       15       Letter regarding unaudited interim financial information   15
       27       Financial Data Schedule                                    16

(b)    Reports on Form 8-K

       There were no reports filed on Form 8-K for the period ended September 30, 1996.

       Omitted from this Part II are items which are inapplicable or to which the answer is negative for the period covered.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    Zurich Reinsurance Centre Holdings, Inc.
                                                 (Registrant)



Date  November 8, 1996               /s/        Richard E. Smith
                                     -------------------------------------------
                                                Richard E. Smith
                                     President and Chief Executive Officer



Date  November 8, 1996               /s/       Karen O'Connor Rubsam
                                     -------------------------------------------
                                               Karen O'Connor Rubsam
                                     Sr. Vice President, Chief Financial Officer
                                                   and Treasurer