Form 10-K
period 1996-12-31
ZURICH REINSURANCE CENTRE HOLDINGS INC
filed 1997-03-31
CIK 898612

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K
              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1996       Commission file number 1-11868
                        --------------------------------

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

  ONE CHASE MANHATTAN PLAZA--43RD FLOOR
           NEW YORK, NEW YORK                                       10005
(Address of principal executive offices)                          (Zip Code)

       Registrant's telephone number, including area code: (212) 898-5000

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

         TITLE OF EACH CLASS:                  NAME OF EACH EXCHANGE ON WHICH REGISTERED:
Common Stock, par value $0.01 per share                 New York Stock Exchange
 7 1/8% Senior Notes, due October 2023                  New York Stock Exchange

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                                      None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    The aggregate market value on March 21, 1997 of the voting stock held by non-affiliates of the Registrant was approximately $341,543,886. As of March 21, 1997, the number of shares issued and outstanding of the Registrant's common stock, par value $0.01 per share, was 26,205,569.

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                                TABLE OF CONTENTS



ITEM                                                                 PAGE NUMBER
----                                                                 -----------



                                     PART I

1.    Business .............................................................   3

2.    Properties............................................................  21

3.    Legal Proceedings.....................................................  21

4.    Submission of Matters to a Vote of Security Holders...................  21

                                     PART II

5.    Market for Registrant's Common Equity and Related Stockholder Matters.  22

6.    Selected Financial Data...............................................  23

7.    Management's Discussion and Analysis of Financial Condition
         and Results of Operations..........................................  24

8.    Financial Statements and Supplementary Data...........................  30

9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..........................................  53

                                    PART III

10.   Directors and Executive Officers of the Registrant....................  53

11.   Executive Compensation................................................  57

12.   Security Ownership of Certain Beneficial Owners and Management........  70

13.   Certain Relationships and Related Transactions .......................  71

                                     PART IV

14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K.......  71

                                     PART I

ITEM 1.  BUSINESS.

THE COMPANY

     Zurich Reinsurance Centre Holdings, Inc. ("ZRCH"), a Delaware corporation, serves as the holding company for Zurich Reinsurance Centre, Inc. ("ZRC"), a Connecticut reinsurance company, and ZC Insurance Company ("ZCIC"), a New Jersey insurance company. ZRCH, together with its wholly-owned operating subsidiaries (the "Company"), is the principal underwriting affiliate of the Zurich Insurance Group ("Zurich"), a Swiss financial services holding company, in the North American market for traditional property and casualty reinsurance. Data published by the Reinsurance Association of America (the "RAA") indicates that ZRC is the third largest broker reinsurer and the eighth largest professional reinsurer in the United States based on statutory capital and surplus at December 31, 1996. As of that date, ZRC had statutory capital and surplus of $690.1 million, an "AA-" claims-paying ability rating from Standard & Poor's Corporation ("S&P"), an "Aa3" financial strength rating from Moody's Investors Service ("Moody's") and an "A" rating from A.M. Best Company, Inc. ("A.M. Best").

     During 1993, ZRCH was organized and issued 26.1 million shares of its common stock, par value $0.01 per share (the "Common Stock"), including 8.55 million shares of Common Stock in ZRCH's initial public offering, for aggregate proceeds, net of underwriting expenses, of $637.7 million. In 1993, ZRCH acquired ZRC from an affiliate of Zurich for an aggregate consideration of $63.3 million and issued $200 million principal amount of its 7 1/8% Senior Notes due 2023 (the "Senior Notes"). During April 1995, ZRCH acquired Re Capital Corporation ("Re Capital") and its wholly-owned subsidiary, Re Capital Reinsurance Corporation (subsequently renamed ZC Insurance Company). During 1996, ZCIC commenced writing primary casualty business and serves as a production source for ZRC. ZCIC is licensed to write business in 33 states and is rated "A" by A.M. Best.

     ZRCH is a 65.7%-owned indirect subsidiary of Zurich. Founded in 1872, Zurich is engaged in operations in over 40 countries. Zurich has a significant influence over the policies and affairs of the Company and is in a position to determine the outcome of substantially all corporate actions requiring stockholder approval, including the election of directors, the merger of the Company, the sale of all or substantially all of the Company's assets and the adoption of most amendments to the Company's certificate of incorporation. A majority of the members of the Company's Board of Directors are executive officers of Zurich or its affiliates.

      During January 1997, Zurich announced a proposal to acquire all of the remaining shares of ZRCH not currently owned by Zurich for $36.00 per share. ZRCH's Board of Directors has appointed a special committee of its members to determine the advisability and fairness of that offer to ZRCH's other stockholders. The special committee has retained independent investment banking advisors and legal counsel to advise it on the fairness of the offer and is in the process of considering the offer. The special committee has indicated its intention to make a recommendation to ZRCH's Board of Directors with respect to the offer as soon as practicable. Consummation of the proposed transaction is subject to the approval of the Board of Directors and the stockholders of ZRCH and other conditions customary in this type of transaction. See Item 3 "Legal Proceedings" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Subsequent Event."

      The Company's executive offices are located at One Chase Manhattan Plaza, 43rd Floor, New York, New York 10005 and its telephone number is (212) 898-5000.

REINSURANCE

      Reinsurance is an arrangement in which an insurance company, the reinsurer, agrees to indemnify another insurance company, the ceding company, against all or a portion of the insurance risks underwritten by the ceding company under one or more insurance policies. Reinsurance can provide a ceding company with several major benefits, including a reduction in net liability on individual risks, catastrophe protection from large or multiple losses and assistance in maintaining acceptable financial ratios. Reinsurance also provides a ceding company with additional underwriting capacity by permitting it to accept larger risks and write more business than would otherwise be possible.

     The two basic types of property/casualty reinsurance arrangements are treaty and facultative reinsurance. In treaty reinsurance, the ceding company is obligated to cede and the reinsurer is obligated to assume a specified portion of a type or category of risk insured by the ceding company. In facultative reinsurance, the ceding company cedes and the reinsurer generally assumes all or part of the risk under a single insurance policy.

     Both treaty and facultative reinsurance can be written on either a pro rata (also known as quota share or proportional) basis or an excess of loss basis. In reinsurance written on a pro rata basis, the reinsurer, in return for a predetermined portion or share of the insurance premium charged by the ceding company, indemnifies the ceding company against a predetermined portion of the losses and the allocated portion of loss adjustment expenses ("ALAE") of the ceding company under the covered insurance policy or policies. In reinsurance written on an excess of loss basis, the reinsurer generally indemnifies the ceding company against all or a specified portion of losses and ALAE on underlying insurance policies in excess of a specified dollar amount, known as the ceding company's retention or attachment point, subject to a negotiated limit.

     Reinsurance is written by broker reinsurers through professional reinsurance brokers or by reinsurers directly for ceding companies. The domestic broker market consists of several substantial national brokers and a number of smaller, specialized brokers. In brokered transactions, the reinsurance intermediary generally is responsible for identifying and structuring the risk to be placed on behalf of its client, the ceding company. The reinsurance broker obtains quotations as to price, terms and conditions from lead reinsurers and, when a firm order is authorized by the ceding company, the broker solicits participations in that program from a number of "following" reinsurers. Once the risk has been placed, the broker typically is responsible for premium and loss administration for the coverage, including the billing and collection of premium and loss amounts among the syndicate of participating reinsurers. Brokers normally are paid commissions by the reinsurer that are calculated as a percentage of the premiums received by the reinsurer. ZRC's primary source of business is through reinsurance brokers.

     During 1996, three reinsurance intermediaries, E.W. Blanch Company, Aon Reinsurance, Inc. and Guy Carpenter & Company, Inc., produced approximately 22%, 18% and 12% of ZRC's gross premiums written, respectively. Business produced by members of the Zurich American Insurance Group ("Zurich American"), an affiliate, generated 29% of gross premiums written. It is likely that one or more intermediary firms and/or ceding companies will continue to account for more than 10% of the Company's consolidated revenue.

BUSINESS STRATEGY

     The Company believes that certain elements of ZRC's business strategy differ from those prevalent in the traditional broker reinsurance market. The principal elements of the Company's strategy are summarized below:

     MAINTAIN A CONSISTENT AND SUBSTANTIAL UNDERWRITING CAPACITY IN ORDER TO ESTABLISH LONG-TERM RELATIONSHIPS WITH HIGH QUALITY CEDING COMPANIES. The Company believes that by maintaining a consistent and substantial underwriting capacity, ZRC has the ability to establish and maintain long-term relationships with ceding companies. As one of the largest reinsurance companies in the United States, the Company believes that ZRC has the capacity to serve ceding companies during all stages of the underwriting cycle. The Company believes that this ability contributes to improved terms and conditions in ZRC's treaties.

     OPERATE AS A LEAD REINSURER. The Company believes that, as a lead reinsurer, ZRC effectively influences the terms and conditions of its business. In addition, as a lead reinsurer, ZRC develops close and continuing relationships with its clients and can develop more innovative, cost-effective risk management solutions. In 1996, ZRC operated as lead reinsurer in respect of contracts representing approximately 87% and 92% of its non-affiliated and total gross premiums written, respectively.

     FORGE CLOSE WORKING RELATIONSHIPS WITH REINSURANCE BROKERS BASED ON EFFECTIVE COMPETITION WITH DIRECT REINSURERS. The Company believes that providing brokers with a consistent and well capitalized market permits effective competition with direct reinsurers. ZRC's relationships with reinsurance intermediaries provide access to a wide range of ceding companies with varying reinsurance needs. In addition, the Company believes the use of brokers results in a more manageable cost structure for the Company and preserves for its clients a number of advantages resulting from broker-assisted placements.

     APPLY SOPHISTICATED ANALYTICAL TECHNIQUES TO LIMIT RISK AND MAXIMIZE NET RETURN ON DEPLOYED CAPITAL ON EACH TREATY WRITTEN. In addition to employing traditional reinsurance underwriting techniques, ZRC's underwriters generally perform a variety of statistical analyses, including analyses of the frequency, severity and timing of expected losses, that emphasize limitation of risk and maximization of net return on deployed capital.

     LIMIT AGGREGATE RISK PER TREATY BY INCLUDING LIMITATIONS OF LIABILITY IN TREATIES. In the Company's view, extraordinarily poor results on a small number of risks (for example, those covering asbestos, environmental pollution or professional liabilities related to derivative losses) have contributed to the adverse financial performance of certain reinsurers. In order to limit this risk, thereby enhancing its ability to provide consistent underwriting capacity, ZRC continues to seek contractual limitations of liability on the business it writes. ZRC had aggregate loss limits on reinsurance contracts representing 58% of its 1996 non-affiliated reinsurance contracts written.

     BUILD ON ZRC'S AFFILIATIONS. In addition to business assumed from affiliates, the Company believes that ZRC assists clients and brokers through its affiliations with Zurich. Through this network, ZRC offers clients alternatives to traditional reinsurance, including finite reinsurance and financial market instruments.

     EMPHASIZE A HIGH LEVEL OF SERVICE TO CEDING COMPANIES WHILE MAINTAINING EFFICIENT OPERATIONS. ZRC emphasizes a high level of service to its clients. ZRC has a team of experienced, professional underwriters oriented toward the development of innovative, cost-effective reinsurance solutions. Particularly with respect to working layer excess of loss coverages (where more frequent claims are anticipated), ZRC emphasizes timely claims administration and payment.

EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of the Company are as follows:

              NAME                     AGE               TITLE
              ----                     ---               -----

Steven M. Gluckstern .................  45   Chairman
Richard E. Smith .....................  51   Director, President and Chief Executive Officer
Peter R. Porrino .....................  40   Executive Vice President
Gerald S. King .......................  48   Senior Vice President and Chief Facultative
                                             Underwriting Officer
Isaac Mashitz ........................  44   Senior Vice President and Chief Actuarial Officer
Adrienne W. Reid .....................  42   Senior Vice President and Chief Treaty
                                             Underwriting Officer
Karen O'Connor Rubsam ................  37   Senior Vice President, Chief Financial Officer and Treasurer
Mark R. Sarlitto .....................  39   Senior Vice President, General Counsel and Secretary

     STEVEN M. GLUCKSTERN has been Chairman of the Company since March 1993. From March 1993 to June 1996 he served as Chief Executive Officer of the Company and from March 1993 to June 1995 as President of the Company. In March 1997, Mr. Gluckstern was appointed to serve as a member of Zurich's Corporate Executive Board. Mr. Gluckstern is President and a director of Zurich Centre Investments Limited ("ZCI") and serves as a director of ZCI's operating subsidiaries. During 1995, he served as a director of Zurich Kemper Investment Management, Inc. and certain of their respective operating subsidiaries. Since 1987, he has served as an executive officer and a director of Centre Reinsurance Holdings Limited ("Centre Reinsurance") as well as a director of certain of its operating subsidiaries. Before joining Centre Reinsurance, Mr. Gluckstern was President of Columbia Insurance Company and Senior Vice President of National Indemnity Company, each insurance subsidiaries of Berkshire Hathaway, Inc. Mr. Gluckstern was previously employed as Chief Financial Officer and Vice President for Finance and Administration of Healthco International Inc. Mr. Gluckstern also has experience as an educator and holds a B.A. degree from Amherst College, a Doctor of Education degree from the University of Massachusetts and an M.B.A. degree from Stanford University where he was an Arjay Miller Scholar.

      RICHARD E. SMITH has been a Director of the Company since March 1993. Since June 1996 he has served as Chief Executive Officer of the Company and since June 1995 as President of the Company. From March 1993 to June 1996 Mr. Smith served as Chief Operating Officer. Mr. Smith served as Senior Vice President, Business Development of Centre Reinsurance from 1992 until March 1993. From 1982 until 1992, Mr. Smith was employed by Guy Carpenter & Company, Inc., most recently as Senior Vice President, and was a member of the board of directors. From 1975 to 1982, Mr. Smith was employed by A.M. Best Company, Inc., most recently as Vice President in charge of the property-casualty ratings division. He holds a B.A. degree from United States International University in San Diego.

     PETER R. PORRINO has been Executive Vice President of the Company since June 1996. From April 1993 to June 1996, Mr. Porrino served as Senior Vice President, Chief Financial Officer and Treasurer of the Company. Between 1978 and 1993, Mr. Porrino was employed by Ernst & Young, where he specialized in the insurance and reinsurance industries. From 1988 until March 1993, Mr. Porrino was a partner in Ernst & Young's New York insurance practice and a member of Ernst & Young's Insurance Industry Accounting and Auditing Committee. He is a member of the American Institute of Certified Public Accountants, serving on its Insurance Companies Committee, and the New York Society of Certified Public Accountants. Mr. Porrino holds a B.B.A. degree from Pace University and an M.B.A. degree from New York University.

     GERALD S. KING has been Senior Vice President of ZRC since July 1993 and Senior Vice President and Chief Facultative Underwriting Officer of the Company since June 1995. Mr. King served in various capacities relating to facultative operations for Skandia American Reinsurance Corp., from 1990 to 1993. From 1978 to 1990 he served as President of Facultative Managers Corporation. Mr. King holds a B.A. degree from St. Francis College.

     ISAAC MASHITZ has been Senior Vice President and Chief Actuarial Officer of the Company since April 1993. Prior to April 1993, Mr. Mashitz was Vice President and Actuary (Pricing) of North American Reinsurance Corporation, where he had been employed since 1986. Mr. Mashitz has served as the President of Casualty Actuaries in Reinsurance and as the Chairman of the Casualty Actuarial Society's Committee on Theory of Risk. From 1984 to 1986, he was employed by The Insurance Services Office; previously from 1978 to 1984 he was employed by The Home Insurance Company. Mr. Mashitz has a B.A. degree from Brooklyn College and a Ph.D. in Mathematics from the Courant Institute of New York University. He is a Fellow of the Casualty Actuarial Society and is a Member of the American Academy of Actuaries.

     ADRIENNE W. REID has been Senior Vice President of ZRC since August 1993 and Senior Vice President and Chief Treaty Underwriting Officer of the Company since June 1995. For the 16 years prior, she was employed by General Reinsurance Corporation, most recently as Vice President and Facultative Account Executive where she managed General Reinsurance Corporation's New York Casualty Program business. Ms. Reid holds a B.A. degree from Mount Holyoke College.

     KAREN O'CONNOR RUBSAM has been Senior Vice President, Chief Financial Officer and Treasurer of the Company since June 1996. From May 1993 to June 1996, Ms. O'Connor Rubsam served as Corporate Controller of ZRC. From 1992 to 1993, Ms. O'Connor Rubsam served as a financial analyst at Paulsen Dowling Securities. From 1981 to 1986 and from 1988 to 1992, Ms. O'Connor Rubsam held positions at Coopers & Lybrand, most recently as a senior audit manager. From 1986 until 1988, Ms. O'Connor Rubsam was Assistant Vice President and Audit Director for NAC Re Corporation. Ms. O'Connor Rubsam holds a B.B.A. degree from the University of Notre Dame and is a Certified Public Accountant and a Chartered Financial Analyst.

     MARK R. SARLITTO has been Senior Vice President, General Counsel and Secretary of ZRC since June 1993 and Senior Vice President, General Counsel and Secretary of the Company since August 1995. Mr. Sarlitto was an attorney at Willkie Farr & Gallagher from 1988 to 1993. Between 1983 and 1986, Mr. Sarlitto served as Vice President of Charter Security Life Insurance Company. Prior to 1983, Mr. Sarlitto was an auditor at Ernst & Young. He holds a J.D. Degree from Columbia University School of Law and B.S. and M.B.A degrees from the State University of New York at Buffalo.

REINSURANCE UNDERWRITING

Treaty Coverages

     ZRC offers treaty reinsurance to providers of commercial and personal lines of property and casualty insurance. The composition of ZRC's business reflects market conditions, including the adequacy of reinsurance and insurance pricing for various classes and types of business, which vary over time. In evaluating treaty opportunities, ZRC relies heavily on an underwriting process that emphasizes a close collaboration among its Underwriting, Actuarial, Claims and Finance Departments. Excess of loss and pro rata reinsurance treaties are customarily written on an annual basis with contract terms enabling the lead reinsurer to engage in periodic reviews and to renegotiate price, terms and conditions when necessary. ZRC analyzes various aspects of a prospective reinsured's business including, but not limited to, historical and projected loss and exposure data, future loss costs, financial stability and history, classes and nature of underlying business and policy forms, underwriting and claims guidelines, aggregation of loss potential (between contracts), existing reinsurance programs (including potential uncollectible reinsurance) and the quality and experience of management.

Facultative Coverages

     ZRC's facultative group consists of regional branch offices located in New York City, Atlanta, Boston, Chicago, Dallas, San Francisco and Stamford. ZRC underwrites facultative casualty coverages both with and without the assistance of reinsurance intermediaries. ZRC's facultative guidelines generally are consistent with its treaty underwriting standards. Particularly complex or volatile facultative risks, or risks that fall outside ZRC's prescribed guidelines and procedures, are reviewed by senior management prior to authorization. ZRC conducts branch audits and other review procedures to ensure adherence to underwriting guidelines, procedures, proper use of daily home office referrals and appropriate class selection, limitations of authority per underwriter and proper rating per submission.

ANALYSIS OF BUSINESS WRITTEN

     ZRC's mix of business, on the basis of gross premiums written, net premiums written and net premiums earned, including certain periods prior to its acquisition by the Company, is set forth in the following table for the periods indicated (dollars in thousands). ZRC's mix of business for periods prior to its acquisition by the Company is not indicative of the mix of business ZRC is likely to have in the future.

                                                               YEAR ENDED DECEMBER 31,
                                     ------------------------------------------------------------------------------
                                             1996                       1995                      1994
                                     -----------------------   -------------------------   -----------------------
                                                     PERCENT                     PERCENT                  PERCENT
                                                       OF                          OF                       OF
                                      AMOUNT          TOTAL      AMOUNT           TOTAL     AMOUNT         TOTAL
                                      ------          -----      ------           -----     ------         -----

GROSS PREMIUMS WRITTEN:                                                                                            )
Treaty:
   Property ..................       $117,229            15.9   $114,052            18.6   $ 47,193            15.1
   Casualty ..................        521,187            70.7    409,085            66.6    214,596            68.5
   Multi-Peril ...............         42,757             5.8     36,016             5.9     14,806             4.7
                                     --------       ---------   --------       ---------   --------       ---------

      Subtotal ...............        681,173            92.4    559,153            91.1    276,595            88.3
                                     --------       ---------   --------       ---------   --------       ---------
Facultative:
   Casualty ..................         56,272             7.6     54,786             8.9     36,554            11.7
                                     --------       ---------   --------       ---------   --------       ---------

Total ........................       $737,445           100.0   $613,939           100.0   $313,149           100.0
                                     ========       =========   ========       =========   ========       =========


   Pro rata ..................       $276,653            37.5   $199,046            32.4   $106,969            34.2
   Excess of loss ............        279,009            37.8    321,549            52.4    206,180            65.8
   Zurich American Quota Share        181,783            24.7     93,344            15.2         --              --
                                     --------       ---------   --------       ---------   --------       ---------

Total ........................       $737,445           100.0   $613,939           100.0   $313,149           100.0
                                     ========       =========   ========       =========   ========       =========

NET PREMIUMS WRITTEN:
Treaty:
   Property ..................       $115,633            15.8   $111,799            18.6   $ 45,349            14.7
   Casualty ..................        515,394            70.7    402,007            66.7    214,098            69.1
   Multi-Peril ...............         42,092             5.8     35,537             5.9     14,805             4.8
                                     --------       ---------   --------       ---------   --------       ---------

      Subtotal ...............        673,119            92.3    549,343            91.2    274,252            88.6
                                     --------       ---------   --------       ---------   --------       ---------
Facultative:
   Casualty ..................         56,187             7.7     52,951             8.8     35,375            11.4
                                     --------       ---------   --------       ---------   --------       ---------


Total ........................       $729,306           100.0   $602,294           100.0   $309,627           100.0
                                     ========       =========   ========       =========   ========       =========


   Pro rata ..................       $275,343            37.8   $191,745            31.8   $106,806            34.5
   Excess of loss ............        277,179            38.0    319,772            53.1    202,821            65.5
   Zurich American Quota Share        176,784            24.2     90,777            15.1         --              --
                                     --------       ---------   --------       ---------   --------       ---------

Total ...............                $729,306           100.0   $602,294           100.0   $309,627           100.0
                                     ========       =========   ========       =========   ========       =========

NET PREMIUMS EARNED:
Treaty:
   Property ..................       $111,372            16.3   $ 92,608            18.4   $ 33,280            14.8
   Casualty ..................        478,190            69.9    338,268            67.3    151,822            67.6
   Multi-Peril ...............         41,357             6.0     25,234             5.0     14,613             6.5
                                     --------       ---------   --------       ---------   --------       ---------
      Subtotal ...............        630,919            92.2    456,110            90.7    199,715            88.9
                                     --------       ---------   --------       ---------   --------       ---------
Facultative:
   Casualty ..................         53,410             7.8     46,478             9.3     24,888            11.1
                                     --------       ---------   --------       ---------   --------       ---------


Total ........................       $684,329           100.0   $502,588           100.0   $224,603           100.0
                                     ========       =========   ========       =========   ========       =========


   Pro rata ..................       $235,278            34.4   $181,874            36.2   $ 70,378            31.3
   Excess of loss ............        296,291            43.3    293,649            58.4    154,225            68.7
   Zurich American Quota Share        152,760            22.3     27,065             5.4         --              --
                                     --------       ---------   --------       ---------   --------       ---------
Total ........................       $684,329           100.0   $502,588           100.0   $224,603           100.0
                                     ========       =========   ========       =========   ========       =========

                                                    YEAR ENDED DECEMBER 31,
                                     ------------------------------------------------------
                                               1993                          1992
                                     --------------------------     -----------------------
                                                      PERCENT                      PERCENT
                                                        OF                           OF
                                       AMOUNT          TOTAL        AMOUNT          TOTAL
                                       ------          -----        ------          -----

GROSS PREMIUMS WRITTEN:                                                 (Predecessor Company)
Treaty:
   Property ..................        $ 23,217            20.3      $ 18,377            26.0
   Casualty ..................          46,374            40.6        25,208            35.7
   Multi-Peril ...............          31,907            27.9        19,314            27.3
                                      --------       ---------      --------       ---------

      Subtotal ...............         101,498            88.8        62,899            89.0
                                      --------       ---------      --------       ---------
Facultative:
   Casualty ..................          12,776            11.2         7,773            11.0
                                      --------       ---------      --------       ---------

Total ........................        $114,274           100.0      $ 70,672           100.0
                                      ========       =========      ========       =========


   Pro rata ..................         $39,471            34.5      $ 25,442            36.0
   Excess of loss ............          74,803            65.5        45,230            64.0
   Zurich American Quota Share              --              --            --              --
                                      --------       ---------      --------       ---------

Total ........................        $114,274           100.0      $ 70,672           100.0
                                      ========       =========      ========       =========

NET PREMIUMS WRITTEN:
Treaty:
   Property ..................        $ 14,991            14.7      $  6,091            11.4
   Casualty ..................          45,593            44.9        23,922            44.6
   Multi-Peril ...............          30,373            29.9        17,464            32.6
                                      --------       ---------      --------       ---------

      Subtotal ...............          90,957            89.5        47,477            88.6
                                      --------       ---------      --------       ---------
Facultative:
   Casualty ..................          10,667            10.5         6,123            11.4
                                      --------       ---------      --------       ---------


Total ........................        $101,624           100.0      $ 53,600           100.0
                                      ========       =========      ========       =========


   Pro rata ..................        $ 37,330            36.7      $ 21,681            40.4
   Excess of loss ............          64,294            63.3        31,919            59.6
   Zurich American Quota Share              --              --            --              --
                                      --------       ---------      --------       ---------

Total ...............                 $101,624           100.0      $ 53,600           100.0
                                      ========       =========      ========       =========

NET PREMIUMS EARNED:
Treaty:
   Property ..................        $ 14,570            16.9        $6,699          14.5
   Casualty ..................          35,795            41.5        18,283            39.6
   Multi-Peril ...............          27,877            32.3        17,702            38.3
                                      --------       ---------      --------       ---------
      Subtotal ...............          78,242            90.7        42,684            92.4
                                      --------       ---------      --------       ---------
Facultative:
   Casualty ..................           8,052             9.3         3,534             7.6
                                      --------       ---------      --------       ---------


Total ........................        $ 86,294           100.0      $ 46,218           100.0
                                      ========       =========      ========       =========


   Pro rata ..................        $ 36,011            44.0      $ 23,881            51.7
   Excess of loss ............          50,283            56.0        22,337            48.3
   Zurich American Quota Share              --              --            --              --
                                      --------       ---------      --------       ---------
Total ........................        $ 86,294           100.0      $ 46,218           100.0
                                      ========       =========      ========       =========

RESERVES

     In many cases, years may elapse between the occurrence of a loss, the reporting of the loss to the reinsurer and payment by the reinsurer. To recognize obligations for unpaid losses, ZRC establishes reserves, which are balance sheet liabilities representing estimates of future amounts required to pay losses and loss adjustment expenses ("LAE"). Generally, reserves for reported losses are established in an amount equal to the greater of the reserve recommended by the reinsured or the reserve established by ZRC's Claims Management Department. For excess of loss reinsurance, reserves are established on a case-by-case basis using several factors, including the type of risk involved, the circumstances surrounding the claim, severity of injury or damage, estimated ultimate exposure and ZRC's experience with the reinsured by reference to the underlying policy and reinsurance provisions. ZRC conducts periodic claims audits to determine the adequacy of recommended reserves and maintains an in-house actuarial staff to establish reserves for incurred but not reported ("IBNR") losses on the basis of actuarial analyses of statistical loss information used to project ultimate losses. IBNR reserves are bulk reserves recorded in addition to specific case reserves which reflect assumed additional development with respect to known losses, as well as reserves for claims that have not yet been reported to the reinsurer. ZRC's actuaries determine the amount of IBNR reserves utilizing methodologies that reflect both ZRC's original pricing estimates of ultimate losses as well as analyses of reported losses and anticipated reporting patterns.

     The process of estimating reserves is inherently imprecise and involves an evaluation of many variables, including social and economic conditions. The uncertainties of estimating such reserves are greater for reinsurers than for primary insurers due primarily to the longer-term reporting nature of the reinsurance business, the diversity of development patterns among different types of reinsurance treaties and facultative certificates, the necessary reliance on ceding companies for information regarding reported claims and differing reserving practices among ceding companies. During the loss settlement period, additional facts regarding individual claims may become known. As the insurer or reinsurer learns such facts, it often becomes necessary to refine and adjust the estimates of liability for a claim. Such changes are reported in earnings at that time.

     In 1993, Zurich and ZRC entered into an Excess of Loss Reinsurance Agreement (the "Excess of Loss Reinsurance Agreement") under which Zurich agreed to reinsure adverse loss development in respect of ZRC's reserves as of December 31, 1992 and a Stop Loss Reinsurance Agreement (the "Stop Loss Reinsurance Agreement" and together with the Excess of Loss Reinsurance Agreement, the "Stop Loss Agreement") under which Zurich agreed to reinsure adverse loss development on ZRC's reserves as of May 31, 1993 for losses occurring between January 1, 1993 and May 31, 1993. In addition, under the Stop Loss Reinsurance Agreement, ZRC will be reimbursed for incurred losses and allocated loss adjustment expenses in excess of 75% of earned premiums for losses occurring after May 31, 1993 on business written by ZRC prior to June 1993. Coverage provided under the Stop Loss Agreement is on an incurred basis (rather than as any such losses are paid), net of recoveries and claims under other retrocessional policies except for any claims in respect of which recovery is precluded by the insolvency or receivership of one of ZRC's other retrocessionaires or by a verdict of a court or arbitration panel. As of December 31, 1996, there were no recoverables under the Stop Loss Agreement. See Item 8 "Financial Statements and Supplementary Data
- Footnote 12: Related Party Transactions" for a further discussion of the Stop Loss Agreement.

     The Company believes that ZRC's exposure to asbestos-related and environmental pollution claims is minimal due to the diminutive amount of business written prior to 1987 and the protection provided by the Stop Loss Agreement.

          The table which follows presents the development of reserves for the Company's losses and LAE for calendar years 1986 through 1996. The first line of the table sets forth the estimated liability for losses and LAE, including IBNR, for claims arising in each of the indicated years and all prior years that are unpaid, as recorded on the Company's balance sheet as of the end of the indicated year. The upper portion of the table shows the cumulative amounts paid as of the end of each successive year for such claims. The lower portion of the table shows the re-estimated amount of the previously recorded liability based on experience as of the end of each succeeding year including cumulative payments. Estimates change as more information becomes known about the frequency and severity of claims for each year. A cumulative redundancy (deficiency) exists when the original liability shown in the table is greater (less) than the most recently re-estimated amount.

                                                                         YEAR ENDED DECEMBER 31,
                                            -----------------------------------------------------------------------------------
                                            1986       1987        1988       1989       1990       1991       1992        1993
                                            ----       ----        ----       ----       ----       ----       ----        ----
                                                                           (Dollars in thousands)
Liability for unpaid losses and LAE,
  net of reinsurance recoverables ......  $  12,918  $  18,750   $  23,579  $  27,609  $  39,895  $  53,947  $  71,066   $  97,712
Liability assumed from Re Capital,
   net of reinsurance recoverables .....

Adjusted liability for unpaid losses and
  LAE, net of reinsurance recoverables .     12,918     18,750      23,579     27,609     39,895     53,947     71,066      97,712

PAID (CUMULATIVE) AS OF:
One year later .........................      3,425      5,192       5,310     22,521     14,200     16,947     23,096      21,986
Two years later ........................      5,416      7,415      16,332     22,521     18,688     23,323     33,033      35,919
Three years later ......................      6,162     14,283      16,332     22,521     21,583     28,511     39,707      47,136
Four years later .......................     10,602     14,283      16,332     22,521     24,674     30,896     44,472
Five years later .......................     10,602     14,283      16,332     22,521     26,402     32,916
Six years later ........................     10,602     14,283      16,332     22,521     27,815
Seven years later ......................     10,602     14,283      16,332     22,521
Eight years later ......................     10,602     14,283      16,332
Nine years later .......................     10,602     14,283
Ten years later ........................     10,602

LIABILITY ESTIMATED AS OF:
End of year ............................     12,918     18,750      23,579     27,609     39,895     53,947     71,066      97,712
One year later .........................     13,143     18,357      19,785     22,521     42,029     51,793     71,447     106,624
Two years later ........................     13,205     16,391      16,332     22,521     37,456     49,669     72,256     106,686
Three years later ......................     12,030     14,283      16,332     22,521     35,325     50,071     72,232     106,300
Four years later .......................     10,602     14,283      16,332     22,521     35,861     49,256     72,106
Five years later .......................     10,602     14,283      16,332     22,521     35,999     47,535
Six years later ........................     10,602     14,283      16,332     22,521     35,312
Seven years later ......................     10,602     14,283      16,332     22,521
Eight years later ......................     10,602     14,283      16,332
Nine years later .......................     10,602     14,283
Ten years later ........................     10,602

Net redundancy (deficiency) ............  $   2,316  $   4,467   $   7,247  $   5,088  $   4,583  $   6,412  $  (1,040)  $  (8,588)

Redundancy resulting from
  1992 commutation .....................          0          0           0          0        756      3,064          0           0
Redundancy (deficiency)
  as adjusted ..........................  $   2,316  $   4,467   $   7,247  $   5,088  $   3,827  $   3,348  $  (1,040)  $  (8,588)

Reserve for loss and LAE, gross ........                                                                     $ 116,088   $ 123,074
Reinsurance recoverables ...............                                                                        45,022      25,362
                                                                                                             ---------   ---------
Reserve for loss and LAE, net ..........                                                                        71,066      97,712

Gross re-estimated liability-latest ....                                                                     $ 112,991   $ 127,155
Re-estimated recoverable-latest ........                                                                        40,885      20,855
                                                                                                             ---------   ---------
Net re-estimated liability-latest ......                                                                        72,106     106,300
Gross redundancy (deficiency) ..........                                                                     $   3,097   $  (4,081)

                                             YEAR ENDED DECEMBER 31,
                                            --------------------------
                                            1994       1995       1996
                                            ----       ----       ----
                                              (Dollars in thousands)
Liability for unpaid losses and LAE,
  net of reinsurance recoverables ......  $ 241,974  $ 658,628  $ 898,746
Liability assumed from Re Capital,
   net of reinsurance recoverables .....    193,606
                                          ---------
Adjusted liability for unpaid losses and
  LAE, net of reinsurance recoverables .    435,580    658,628    898,746

PAID (CUMULATIVE) AS OF:
One year later .........................     90,561    162,952
Two years later ........................    121,841
Three years later ......................
Four years later .......................
Five years later .......................
Six years later ........................
Seven years later ......................
Eight years later ......................
Nine years later .......................
Ten years later ........................

LIABILITY ESTIMATED AS OF:
End of year ............................    241,974    658,628    898,746
One year later .........................    432,106    650,986
Two years later ........................    433,135
Three years later ......................
Four years later .......................
Five years later .......................
Six years later ........................
Seven years later ......................
Eight years later ......................
Nine years later .......................
Ten years later ........................

Net redundancy (deficiency) ............  $   2,445  $   7,642  $       0

Redundancy resulting from
  1992 commutation .....................          0          0          0
Redundancy (deficiency)
  as adjusted ..........................  $   2,445  $   7,642  $       0

Reserve for loss and LAE, gross ........  $ 464,931  $ 689,609  $ 938,800
Reinsurance recoverables ...............     29,351     30,981     40,054
                                          ---------  ---------  ---------
Reserve for loss and LAE, net ..........    435,580    658,628    898,746

Gross re-estimated liability-latest ....  $ 460,148  $ 680,210
Re-estimated recoverable-latest ........     27,013     29,224
                                          ---------  ---------
Net re-estimated liability-latest ......    433,135    650,986
Gross redundancy (deficiency) ..........  $   4,783  $   9,399

    There were no significant deficiencies or redundancies in recent years. Any incurred loss development is primarily attributable to corresponding premium development. The 1992 aggregate deficiency relates solely to unallocated LAE which is not covered by the Stop Loss Agreement. Favorable reserve development in 1987, 1988 and 1989 is principally attributable to the effects of a loss portfolio transfer transaction with Hansa Reinsurance Company of America ("Hansa") effected by ZRC in 1990 for accident years 1989 and prior. As part of this transaction, all business underwritten by StellaRe Management Corporation on behalf of ZRC (which represented ZRC's entire portfolio of business on December 31, 1989) was retroceded to Hansa. As a result of this transaction, Hansa is now responsible for the payment of ZRC's pre-1990 reserves.
Such retrocession is covered under the terms of the Stop Loss Agreement.

     The reconciliation of ZRC's and ZCIC's reserves for losses and LAE determined on the basis of statutory accounting principles ("SAP") and generally accepted accounting principles ("GAAP") for each of the three years in the period ended December 31, 1996 is shown below.


                                                     YEAR ENDED DECEMBER 31,
                                                  ----------------------------
                                                  1996        1995        1994
                                                  ----        ----        ----
                                                     (Dollars in thousands)

SAP reserves (net of reinsurance recoverables)  $ 906,897   $ 667,355   $ 251,444
Adjustments to GAAP basis:
    Hansa loss portfolio transfer ............     (8,151)     (8,727)     (9,470)
                                                ---------   ---------   ---------
Net reserves on a GAAP basis .................    898,746     658,628     241,974
    Reinsurance recoverables on unpaid losses      40,054      30,981      20,892
                                                ---------   ---------   ---------
Gross reserves on a GAAP basis ...............  $ 938,800   $ 689,609   $ 262,866
                                                =========   =========   =========



     SAP requires that loss and LAE reserves be reported gross of loss portfolio transfers with an offsetting contra-liability account on the balance sheet. For GAAP reporting purposes, loss portfolio transfers are included in the reinsurance recoverables on unpaid losses. For GAAP purposes, ZRC's reinsurance recoverables on unpaid losses, including the loss portfolio transfer with Hansa, have been reclassified as an asset.

      See Item 8 "Financial Statements and Supplementary Data - Footnote 5:
Losses and Loss Adjustment Expenses" for further discussion of the Company's reserves.

RETROCESSIONS

     There were no significant changes to the Company's retention levels or retrocessional programs during 1996. In addition to the Stop Loss Agreement (discussed above), effective July 1, 1995, ZRC entered into an excess of loss reinsurance agreement with Zurich, primarily to provide an aggregate loss limitation on business assumed from members of Zurich American under a domestic whole account quota share treaty. Effective July 1, 1994, ZRC implemented a workers' compensation excess retrocessional cover with limits of $98 million excess of $2 million. This treaty functions as a workers' compensation clash cover. Clash cover retrocessions are designed to protect the reinsured from unusual accumulations of exposure resulting from a single casualty occurrence involving two or more reinsured policies. Based on its assessments of risk aggregation and the availability of acceptable retrocessional protection, the Company may in the future seek to purchase additional clash cover retrocessional coverage for its excess of loss casualty business. At December 31, 1996, there were no recoverables from any one retrocessionaire that exceeded 10% of stockholders' equity.

INVESTMENTS

     The Company has specific investment guidelines with respect to the management of its consolidated investment portfolio. Although these guidelines stress diversification of risks and conservation of principal and liquidity, the Company's investments are subject to market-wide risks and fluctuations, as well as to risks inherent in particular securities. The Company's investment guidelines, which are subject to change at the discretion of the Company's Board of Directors, address the duration of the portfolio, currency denomination and credit standards as well as diversification and liquidity constraints. The Company's consolidated investment guidelines incorporate the qualitative and quantitative limits prescribed by the Connecticut Insurance Code and the Investments of Insurers Model Act promulgated by the National Association of Insurance Commissioners (the "NAIC"). See the discussion below under the caption "Regulatory Matters."

     The following table summarizes the cash and invested assets of the Company on a consolidated basis (at market and carrying values) as of December 31, 1996:


                                                          DECEMBER 31, 1996
                                                        ----------------------
                                                        AMOUNT         PERCENT
                                                        ------         -------
                                                         (Dollars in thousands)

Cash and cash equivalents ......................       $  251,506        14.4%
Short-term investments .........................          120,720         6.9
U.S. government and government agency
    fixed maturity securities(1) ...............          534,176        30.6
Mortgage-backed fixed maturity securities(1) ...          311,261        17.8
Asset-backed fixed maturity securities .........           65,740         3.8
Corporate fixed maturity securities ............          162,934         9.3
Obligations of states and political subdivisions          110,528         6.3
Foreign fixed maturity securities ..............           15,484         0.9
Investment in affiliate ........................            8,204         0.5
Common stock ...................................          166,494         9.5
Preferred stock ................................              968           0
                                                       ----------       -----
    Total cash and invested assets(2) ..........       $1,748,015       100.0%
                                                       ==========       =====

----------------------

(1) As of December 31, 1996, all the U.S. government and government agency fixed maturity securities held represented obligations of the U.S. government and $250.5 million of the mortgage-backed securities were obligations of U.S. federal issuing agencies.

(2) As of December 31, 1996, the amortized cost of the consolidated cash and invested assets portfolio of the Company was $1,697.8 million.

     The following table indicates the composition of the consolidated fixed maturities portfolio of the Company (at market and carrying values) by investment rating as of December 31, 1996:

                                                                  DECEMBER 31, 1996
                                                                ---------------------
                                                                 AMOUNT       PERCENT
                                                                --------     ---------
                                                                (Dollars in thousands)
                  U.S. government and government agency
                      fixed maturity securities .......       $  549,660        45.8%
                  Aaa/AAA(1) ..........................          442,144        36.8
                  Aa/AA(1) ............................           91,668         7.6
                  A(1) ................................          116,651         9.8
                                                              ----------       -----
                            Total .....................       $1,200,123       100.0%
                                                              ==========       =====

--------------------

(1) The investment rating system used by Moody's and S&P assigns symbols to indicate the relative investment quality of a rated bond. "Triple-A" rated bonds are judged to be of the best quality and are considered to carry the smallest degree of investment risk. "Double-A" rated bonds are also judged to be of high quality by all standards. Together with "Triple-A" rated bonds, these bonds comprise what are generally known as high grade bonds. "Single-A" rated bonds possess many favorable investment attributes and are considered to be upper medium grade obligations. "Triple-B" rated bonds are considered as medium grade obligations; they are neither highly protected nor poorly secured. Bonds rated "Double-B" or lower are considered to be speculative. Such ratings are generally assigned upon the issuance of the securities subject to revision on the basis of ongoing evaluations. Ratings shown above are as of December 31, 1996.

     Ratings assigned by the NAIC range from Class 1 to Class 6 with Class 1 as the highest quality rating. ZRC's and ZCIC's fixed maturities portfolio is composed 99.6% of securities rated by the NAIC as Class 1, with the balance rated as Class 2.

     See Item 8 "Financial Statements and Supplementary Data - Footnote 4:
Investments" for contractual maturities of the Company's consolidated fixed maturity securities and the gross gains (losses) on sales of fixed maturities.

     The Company has no investments in any entity in excess of 10% of stockholders' equity at December 31, 1996, other than investments issued or guaranteed by the U.S. government or its agencies.

     The following table reflects investment results for ZRC for the year ended December 31, 1992 and the consolidated results of the Company for each year in the four-year period ended December 31, 1996. Investments made prior to the Company's acquisition of ZRC were made pursuant to an investment policy different from the Company's current investment policy.

                                                                       YEAR ENDED DECEMBER 31,
                                       -----------------------------------------------------------------------------------------
                                         1996                1995               1994                1993               1992
                                         ----                ----               ----                ----               ----
Average invested assets(1) ....       $ 1,630,058         $ 1,306,856        $   958,877         $   602,366        $   162,367
Direct investment income(2) ...            95,176              82,374             53,283              30,614             13,642
Net investment income(3) ......            92,203              80,049             51,044              28,964             13,275
Direct effective yield(4) .....               5.8%                6.3%               5.6%                5.1%               8.4%
Net effective yield(5) ........               5.7%                6.1%               5.3%                4.8%               8.2%
Realized capital gains (losses)       $    (5,071)        $    33,526        $   (35,631)        $    22,699        $     1,478

-------------------------

(1) Average of beginning and ending amounts of cash and investments for the period (at carrying values) for the years ended 1992, 1994 and 1996. For 1995, reflects a monthly weighted average to recognize assets acquired in the April 1995 acquisition of Re Capital Corporation. For 1993, reflects a monthly weighted average to recognize proceeds of the Company's equity sales in March 1993 and May 1993 ($340 million and $240 million, respectively) as well as $196 million representing proceeds of the October 1993 issuance of the Senior Notes.

(2)  Before investment expenses, excluding realized capital gains (losses).

(3)  After investment expenses, excluding realized capital gains (losses).

(4) Direct investment income for the period divided by average invested assets for the same period.

(5) Net investment income for the period divided by average invested assets for the same period.

The following table summarizes the net investment income by type of investment of the Company for the three years ended December 31, 1996:

                                                                YEAR ENDED DECEMBER 31,
                                                       ----------------------------------------
                                                         1996            1995            1994
                                                       --------        --------        --------
                                                               (Dollars in thousands)
Short-term investments and
     cash and cash equivalents .................       $ 13,739        $  8,040        $  4,405
U.S. government and government agency
     fixed maturity securities .................         30,904          31,672          24,642
Mortgage-backed fixed maturity securities ......         21,327          19,180           9,889
Asset-backed fixed maturity securities .........          6,923           6,271           4,668
Corporate fixed maturity securities ............         11,530          10,465           3,919
Obligations of states and political subdivisions          6,452           4,003           4,898
Foreign fixed maturity securities ..............            876             228             832
Common stock ...................................          3,348           2,431              30
Preferred stock ................................             77              84               0
Investment expenses ............................         (2,973)         (2,325)         (2,239)
                                                       --------        --------        --------
     Net investment income .....................       $ 92,203        $ 80,049        $ 51,044
                                                       ========        ========        ========

REGULATORY MATTERS

     The Company, ZRC and ZCIC are subject to regulation under the insurance statutes of various states, including Connecticut and New Jersey, the domiciliary state of ZRC and ZCIC, respectively. The New Jersey insurance holding company laws and laws pertaining to the investments of insurers are substantially similar to the insurance laws of the State of Connecticut discussed below.

Insurance Holding Company Regulation

     Pursuant to the terms of the Connecticut Insurance Code and related regulations (the "Connecticut Code"), ZRC is required to register annually and file certain reports with the Commissioner of Insurance of the State of Connecticut (the "Connecticut Commissioner"). The annual registration statement calls for current information regarding the capital structure, general financial condition, ownership and management of ZRC and persons controlling it and for disclosure of the identity and relationship of every member of ZRC's insurance holding company system. The registration statement must also disclose certain agreements and transactions between ZRC and its affiliates, which agreements and transactions must satisfy certain standards set forth in the Connecticut Code.

     In general, under the Connecticut Code, no person may acquire control of ZRC or a corporation that controls ZRC (including ZRCH), unless such person has filed a statement containing specified information with the Connecticut Commissioner and the Connecticut Commissioner has approved such acquisition of control. For the purposes of the Connecticut Code, any person acquiring, directly or indirectly, 10% or more of the voting securities of any other person is presumed to have acquired "control" of such other person. The Connecticut Commissioner, however, may find that "control" exists in circumstances in which a person owns or controls a smaller amount of voting securities. In addition, the Connecticut Commissioner may exempt from the approval requirement any acquisition not made for the purpose and not having the effect of changing or influencing the control of the insurance company.

     The payment of dividends by ZRC is subject to restrictions set forth in the Connecticut Code which limit the aggregate amount of dividends or other distributions that ZRC may declare or pay within any 12-month period absent prior regulatory notification and approval. The Connecticut Code provides that no dividend or other distribution may be paid by a subject insurer (i) when the surplus of such insurer is less than (a) the minimum surplus required under the Connecticut Code to write specified lines of insurance or (b) the amount of surplus which bears a reasonable relationship to such insurer's liabilities based upon the type, volume and nature of the insurance business transacted, or
(ii) when the payment of a dividend or other distribution would reduce such insurer's surplus to less than such amounts. The Connecticut Code further provides that a subject insurer may not pay any dividend or other distribution, without the Connecticut Commissioner's prior approval, in an amount exceeding such insurer's earned surplus, determined in accordance with SAP, as of the prior year end (adjusted to reflect a discount of certain unrealized gains on investments). In addition, the Connecticut Code provides that subject insurers may not pay any "extraordinary" dividends or distributions until (i) 30 days after the Connecticut Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment or (ii) the Connecticut Commissioner has approved such payment. The Connecticut Code provides that an extraordinary dividend or distribution means any dividend or distribution of cash or other property, whose fair market value, together with that of other dividends or distributions made within the preceding 12-month period, exceeds the greater of 10% of surplus with respect to policyholders as of December 31 of the preceding year or 100% of net income for the 12-month period ending December 31 of the preceding year, both determined in accordance with SAP. As of December 31, 1996, ZRC's policyholders' surplus was $690.1 million. As of December 31, 1996, ZRC's earned surplus for purposes of certain general statutory dividend tests was and, accordingly, its

1997 maximum dividend payment is $46.0 million. Dividends are declared only with prior approval of ZRC's Board of Directors. There were no dividends paid by ZRC during 1996.

     Under the Connecticut Code, ZRC may not enter into certain transactions, including certain reinsurance transactions, significant management agreements and service contracts, with members of its insurance holding company system unless ZRC has notified the Connecticut Commissioner of its intention to enter into such transactions and the Connecticut Commissioner has not disapproved of them within the period specified by the Connecticut Code. Among other things, such transactions are subject to the requirements that their terms be fair and reasonable, charges or fees for services performed be reasonable and the interests of policyholders not be adversely affected.

Regulation of Reinsurance

     The terms and conditions of reinsurance agreements generally are not subject to regulation by any governmental authority with respect to rates or policy terms. This absence of regulation contrasts with primary insurance policies and agreements, the rates and terms of which generally are closely regulated by state insurance regulators. As a practical matter, however, the premium rates charged by primary insurers do have a direct effect on the rates charged by reinsurers.

     A primary insurer will generally enter into a reinsurance agreement only if it can obtain credit for the reinsurance ceded on its statutory financial statements. In general, credit is allowed for reinsurance if: (i) the reinsurer is licensed in the state in which the primary insurer is domiciled and, in some instances, in certain states in which the primary insurer is licensed; (ii) the reinsurer is an "accredited" or "approved" reinsurer in the state in which the primary insurer is domiciled and, in some instances, in certain states in which the primary insurer is licensed; (iii) in some instances, if the reinsurer (a) is licensed in a state that is deemed to have substantially similar credit for reinsurance standards as the state in which the primary insurer is domiciled and
(b) meets certain financial requirements; or (iv) if none of the above apply, to the extent that the reinsurance obligations of the reinsurer are collateralized appropriately, typically through the posting of a letter of credit for the benefit of the primary issuer or the deposit of assets into a trust fund established for the benefit of the primary insurer.

     ZRC is licensed, accredited, approved or qualified in all 50 states and the District of Columbia. ZRC is licensed in Arkansas, California, Colorado, Connecticut, Georgia, Illinois, Indiana, Iowa, Kansas, Louisiana, Massachusetts, Michigan, Montana, Nebraska, Nevada, New Jersey, New Mexico, New York, Ohio, Oklahoma, Pennsylvania, South Dakota, Tennessee, Texas, Utah, Washington, West Virginia and Wisconsin. ZRC is an accredited or approved reinsurer in Alabama, Alaska, Arizona, Delaware, District of Columbia, Florida, Hawaii, Idaho, Kentucky, Maine, Maryland, Minnesota, Mississippi, New Hampshire, North Carolina, North Dakota, Oregon, Rhode Island, South Carolina, Vermont, Virginia and Wyoming. In addition, ZRC is qualified in Missouri.

     The Company believes that ZRC is in compliance with all applicable laws and regulations that materially affect its business and operations.

Regulation of Insurance

     ZCIC is licensed to engage in insurance business in 33 states and the District of Columbia and licensed to engage in reinsurance business in 6 additional states. Certain of ZCIC's business is subject to regulation and supervision by the insurance regulatory authority of each state in which it is licensed to do business. Such regulators grant licenses to transact business; regulate trade practices; approve policy forms and rates; license agents; establish minimum reserve and loss ratio requirements; review form and content of required financial statements; prescribe the type and amount of investments permitted; and assure that capital, surplus and solvency requirements are met. Insurance companies can also be required under the solvency or guaranty laws of most states in which they do business to pay assessments up to the prescribed limits to fund policyholders losses or liabilities of insolvent insurance companies. In addition, they may be required to participate in assigned risk plans or pools that provide coverage to uninsurable risks.

Investment Limitations

     The Connecticut Code contains rules governing the types and amounts of investments that are permissible for Connecticut-domiciled insurers, including ZRC. These rules are designed to ensure the safety and liquidity of a subject insurer's investment portfolio and require investments to be diversified. During 1996, the NAIC's Investments of Insurers Model Act (the "Investment Model Act") was adopted which places further restrictions on the composition of insurers' investment portfolios. As of December 31, l996, the composition of ZRC's investment portfolio complied with the pertinent provisions of the Connecticut Code and the Investment Model Act.

Triennial Examinations

     As part of its general regulatory oversight process, the Connecticut Insurance Department (the "Connecticut Department") conducts detailed triennial examinations of the books, records and accounts of Connecticut insurance companies. During 1996, the Connecticut Department completed its examination of ZRC's financial statements for the period ended December 31, 1993. There were no adjustments made or proposed to ZRC's statutory-basis financial statements as a result of the Connecticut Department's examination.

Insurance Regulatory Information System Ratios

     The NAIC's Insurance Regulatory Information System ("IRIS") was developed by a committee of state insurance regulators and is intended primarily to assist state insurance departments in executing their statutory mandates to oversee the financial condition of insurance companies operating in their respective states. IRIS identifies eleven industry ratios and specifies "usual values" for each ratio. Departure from the usual values on four or more of the ratios can lead to inquiries from individual state insurance commissioners as to certain aspects of an insurer's business. As of December 31, 1994 and 1995, due to premium growth, ZRC's results were outside of the usual values for the change in writings ratio. Due to premium growth, ZRC's results were outside of the usual values for the estimated current reserve deficiency to surplus ratio as of December 31, 1995 and 1996.

Risk-Based Capital

     The NAIC's model risk-based capital regulations (the "RBC Model Act") requires companies to calculate and report information under a risk-based capital formula which attempts to measure statutory capital and surplus needs based on the risks in a company's mix of business and its investment portfolio. Under the formula, a subject company determines its risk-based capital by taking into account certain risks related to its asset composition (including risks related to its investment portfolio and ceded reinsurance) and its liability structure (including underwriting risks related to the nature and experience of its insurance business). The Connecticut Code provides that a subject insurer's risk-based capital must be adequate for the types of business transacted by such insurer and prescribes various reports which must be filed documenting its risk-based capital. The Connecticut Code also provides for four different capital levels of regulatory attention depending on the ratio of a company's total adjusted capital to its risk-based capital. Based on calculations made by the Company, as of December 31, 1996, ZRC exceeded all of the capital levels prescribed in the RBC Model Act and the Connecticut Code.

Legislative and Regulatory Proposals

     From time to time, various regulatory and legislative changes have been proposed in the insurance and reinsurance industry, some of which could have an effect on reinsurers. Among the proposals that have in the past been or are at present being considered are the possible introduction of federal regulation in addition to, or in lieu of, the current system of state regulation of insurers and proposals in various state legislatures to conform portions of certain insurance laws and regulations to various model acts adopted by the NAIC. The Company is unable to predict whether any of these laws and regulations will be adopted, the form in which any such laws and regulations would be adopted, or the effect, if any, these laws and regulations would have on the operations and financial condition of the Company or ZRC. One of these legislative and regulatory proposals is the following:

Codification of Statutory Accounting Principles. In an effort to create and codify a comprehensive set of statutory accounting principles, in 1994 the NAIC adopted a statutory accounting concepts statement. In addition to listing the objectives of statutory accounting, the statutory accounting concepts statement provides a statutory hierarchy of sources for statutory accounting principles. Currently, the NAIC is redefining current industry practices through the release of issue papers addressing various statutory accounting practices. As the final set of issues papers and transition rules have not yet been released, the Company is unable to predict the effect, if any, that the codification process will have on the operations and financial condition of the Company or ZRC.

COMPETITION

     The property and casualty reinsurance industry is highly competitive. ZRC competes with domestic and foreign insurers and reinsurers, some of which have greater financial, marketing and management resources than ZRC. The significant domestic broker reinsurance companies with which ZRC competes include Transatlantic Reinsurance Company, Everest Reinsurance Company, NAC Reinsurance Corporation, TIG Reinsurance Company, and Trenwick America Reinsurance Corporation. The significant domestic direct reinsurance companies with which ZRC competes include General Reinsurance Corporation, Employers Reinsurance Corporation, American Re-Insurance Company, Swiss Re America Corporation, and Munich Reinsurance Group. Competition in the types of reinsurance that ZRC writes is based on many factors, including the perceived financial strength of the reinsurer, pricing and other terms and conditions, services provided, ratings assigned by independent rating organizations (including A.M. Best), the speed of claims payment and the reputation and experience in the line of reinsurance to be written. Ultimately, this competition, coupled with the prolonged effects of the current market conditions for insurance and reinsurance coverages, could affect ZRC's ability to attract business having appropriate risk and return characteristics. The reinsurance industry traditionally has not had significant barriers to entry. Traditional reinsurers, such as ZRC, also face competition from financial institutions and investment banks that promote financial market instruments as alternatives to traditional reinsurance. In addition, there are currently pending a number of federal and state legislative proposals for the establishment of government-sponsored risk pools that would write certain property catastrophe risks. These pools, if created, would supply insurance capacity currently provided by traditional reinsurance. Therefore, in the future, ZRC may face competition from new market entrants or from market participants which now devote relatively immaterial amounts of capital to the reinsurance business.

     Ratings have become increasingly important in establishing the competitive position of a reinsurer. As of December 31, 1996, ZRC has a rating of "A" from A.M. Best, a claims-paying ability rating of "AA-" from S&P and a financial strength rating of "Aa3" from Moody's. Management believes that a reduction generally below an "A" level in any of the Company's ratings could have a material adverse effect on its financial condition, results of operations and cash flows. These ratings are not in any way a measure of protection offered to investors in the Common Stock. Each of these agencies reviews its ratings periodically and there can be no assurance that the Company's ratings will be maintained in the future.

EMPLOYEES

     On December 31, 1996, the Company employed 235 persons. The Company believes that its employee relations are satisfactory. None of the Company's employees are subject to collective bargaining agreements, and the Company knows of no current efforts to implement such agreements.

ITEM 2.  PROPERTIES.

     ZRC is party to a sublease agreement, dated as of January 1, 1994, and amended as of January 26, 1996 (the "Sublease") with a subsidiary of Zurich. Under the Sublease, ZRC leases approximately 60,000 rentable square feet of space in New York City for its underwriting, actuarial and certain executive offices (the "Office Space"). The Sublease has a term of approximately seventeen years. Together with another Zurich affiliate which occupies space contiguous to the Office Space, ZRC has guaranteed the performance of the tenants' obligations under the lease covering the Office Space. Under this guarantee, ZRC is contingently liable for 36.2% of monetary obligations to the lessor in respect of the Office Space and other contiguous space leased thereby (together with the Office Space, the "Group Office Space"). This percentage represents the approximate percentage which the Office Space bears to the Group Office Space. In addition, ZRC occupies approximately 40,000 square feet of office space in Stamford, Connecticut. The Company believes that its facilities are adequate for the conduct of its current and expected business.

ITEM 3.  LEGAL PROCEEDINGS.

     In January 1997, four stockholders, each purporting to represent a class, filed separate complaints against the Company, certain of the Company's directors and officers and certain affiliates of the Company in the Court of Chancery of the State of Delaware. On March 14, 1997, the four actions (William Steiner v. Detlef Steiner et al., C.A. No. 15457-NC, filed January 13, 1997, Crandon Capital Partners v. Steven M. Gluckstern et al., C.A. No. 15480-NC, filed January 13, 1997, Howard Sande Feldman, Custodian for Jan Sharone Feldman
v. Steven M. Gluckstern et al., C.A. No. 15462-NC, filed January 14, 1997 and Harvey Greenfield v. Zurich Reinsurance Centre Holdings, Inc. et al., C.A. No. 15466-NC, filed January 16, 1997) were consolidated into one suit captioned In Re Zurich Reinsurance Centre Holdings, Inc. Shareholders Litigation, Cons. C.A. No. 15457. The consolidated action alleges, among other things, breaches of the defendants' fiduciary duties in connection with Zurich's proposal made during January 1997 to acquire all of the Company's publicly held shares for $36.00 per share. The action seeks unspecified damages, injunctive relief and attorneys' fees and expenses. The Company and the other defendants intend to defend this action. See Item 1 "Business -- The Company" and Item 7 "Management's
Discussion and Analysis of Financial Condition and Results of Operations -- Subsequent Event".



     Other litigation pending against the Company and its subsidiaries is not considered material or is ordinary routine litigation or arbitration incidental to the business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Shares of the Common Stock are listed on the New York Stock Exchange and trade under the symbol "ZRC." The following table sets forth for the periods indicated the quarterly high and low closing sales prices of the Common Stock on the New York Stock Exchange.

                                                                    THREE MONTHS ENDED
                                              ---------------------------------------------------------------
                                              MARCH 31,         JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                                1996             1996              1996             1996
                                              ---------         --------       -------------     ------------
High....................................      $32 5/8           $32 1/4          $31 3/8           $32 3/4
Low.....................................      $29 3/8           $29 7/8          $28 5/8           $29 1/8

                                                                    THREE MONTHS ENDED
                                              ---------------------------------------------------------------
                                              MARCH 31,         JUNE 30,       SEPTEMBER 30,     DECEMBER 31,
                                                1995             1995              1995             1995
                                              ---------         --------       -------------     ------------
High....................................      $30 3/8           $30 3/4        $30                 $30 1/2
Low.....................................      $28 1/2           $28 5/8        $28                 $28 1/4


     On March 21, 1997, the number of registered holders of the Common Stock was 272 and the closing price for a share of the Common Stock was $38.00. See Item 1 "Business" for a discussion of Zurich's proposal during January 1997 to acquire all of the remaining shares of ZRCH not currently owned by Zurich.

     In November 1996, the Board of Directors declared a regular $0.10 per share annual cash dividend, payable in January 1997. The declaration and payment of dividends by the Company are subject to the discretion of its Board of Directors. Any determination as to the payment of dividends in the future will depend upon, among other things, general business conditions, legal and regulatory restrictions regarding the payment of dividends by ZRC and other factors which the Company's Board of Directors may in the future consider to be relevant. As a reinsurance holding company, ZRCH depends in part on dividends and other permitted payments from ZRC to pay cash dividends to its stockholders. See Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as Item 8 "Financial Statements and Supplementary Data - Footnote 11: Dividend Restrictions and Statutory Financial Information" for further discussion.

ITEM 6.  SELECTED FINANCIAL DATA.

                                                                      YEARS ENDED DECEMBER 31,
                                         -------------------------------------------------------------------------------------
                                             1996              1995             1994               1993(1)            1992(1)
                                             ----              ----             ----               -------            -------
                                                             (Dollars in thousands, except per share data)
                                                                                                                   (Predecessor
                                                                                                                     Company)
STATEMENT OF OPERATIONS DATA (GAAP)
Gross premiums written ................  $   737,445       $   613,939      $   313,149         $   114,274        $    70,672
Net premiums written ..................      729,306           602,294          309,627             101,624             53,600
Net premiums earned ...................      684,329           502,588          224,603              86,294             46,218
Net investment income .................       92,203            80,049           51,044              28,964             13,275
Realized capital gains (losses) .......       (5,071)           33,526          (35,631)             22,699              1,478
Total revenues ........................      775,497           616,683          243,222             137,899             61,370

Losses and loss adjustment
    expenses ..........................      485,805           376,348          182,845              70,147             47,869
Commissions and operating
    costs and expenses ................      232,405           167,696           87,985              38,417             19,470
Interest and amortization .............       15,519            15,882           14,288               4,287              3,150
Pre-tax income (loss) .................       41,768            56,757          (41,896)             25,048             (9,119)
Federal income tax expense (benefit) ..       12,505            13,319          (10,704)              7,540             (3,100)
Net income (loss) .....................       29,263            43,438          (31,192)             17,508             (6,019)

BALANCE SHEET DATA (GAAP)
Cash and invested assets ..............  $ 1,748,015       $ 1,512,100      $   989,395         $   928,359        $   169,185
Total assets ..........................    2,243,044         1,923,664        1,167,912           1,019,981            256,368
Gross unpaid losses and LAE ...........      938,800           689,609          262,866             123,074            116,088
Net unpaid losses and LAE .............      898,746           658,628          241,974              97,712             71,066
Note payable to affiliate .............           --                --               --                  --             35,000
7-1/8% Senior Notes due 2023 ..........      198,413           198,394          198,376             198,359                 --
Total stockholders' equity ............      711,869           681,570          565,247             637,682             58,382

SELECTED ZRC SAP DATA(2)
Loss and commission ratio .............         98.6%            100.7%           105.0%              110.8%             122.4%
Other underwriting expense ratio ......          5.1               5.8              9.6                15.3                6.9
                                         -----------       -----------      -----------         -----------        -----------

SAP Combined ratio ....................        103.7%            106.5%           114.6%              126.1%             129.3%
                                         ===========       ===========      ===========         ===========        ===========

Policyholders' surplus ................  $   690,099       $   657,197      $   607,470         $   614,650        $   104,059
                                         ===========       ===========      ===========         ===========        ===========

PER SHARE DATA
Net income (loss) .....................  $      1.12       $      1.66      $     (1.19)        $      0.77        $     (0.35)
Cash dividends declared ...............  $      0.10       $      0.10               --                  --                 --

See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

(1) The Company's 1993 acquisition of ZRC was accounted for at historical cost similar to pooling-of-interests accounting. Based on this methodology, the Company's consolidated results of operations for 1993 are presented as if the acquisition of ZRC had occurred on January 1, 1993. As a result of its recapitalization and strategic redirection in 1993, ZRC has a new senior management, a new business strategy and underwriting approach, and significantly more capital. The Company believes that ZRC's historical financial results are not indicative of results that it may achieve in the future.

(2) ZRC's statutory combined ratio differs from the Company's GAAP combined ratio primarily due to the deferral of certain acquisition costs and the inclusion of certain holding company expenses, each of which is considered in the Company's GAAP combined ratio.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

INDUSTRY OVERVIEW
The property and casualty reinsurance industry's revenue and profitability is influenced by financial and market trends concerning its client insurers, by prevailing general economic and capital market conditions as well as by recent trends in the reinsurance sector including increased competition, continued consolidation and the introduction of financial market instruments as alternatives to reinsurance. The industry is also subject to other developments concerning risks insured and reinsured such as natural disasters (including hurricanes, windstorms, earthquakes) and the emergence of latent casualty exposures (including environmental and asbestos-related claims).

The demand for reinsurance will depend on the underwriting results, capital adequacy, perceived exposure of primary insurers, perceived attractiveness of available reinsurance terms and prevailing general economic conditions. Each of these factors affects liability retention decisions by primary insurers. The degree of competition among reinsurers is driven in part by many of the same or similar factors. Industry capacity is a function largely of aggregate capitalization, which in turn fluctuates based on, among other things, pricing adequacy on current business, reserve development with respect to historical business, market interest rates and new capital entrants.

The table below provides some comparative information about trends in revenue, profitability and capacity for primary insurance companies and reinsurers as well as some general economic and financial market trends:

                                           1993        1994         1995        1996
                                           ----        ----         ----        ----
INDUSTRY FACTORS(1)                                                        (estimated)
Premium Growth:
     Property Casualty Industry .....        6.2%        3.8%         3.6%        3.6%
     Professional Reinsurers ........       13.1%        6.4%         9.7%        2.5%
Capitalization Growth:
     Property Casualty Industry .....       11.8%        6.1%        19.0%       13.0%
     Professional Reinsurers ........       11.7%        6.7%        31.9%       20.0%
Combined Ratio:
     Property Casualty Industry .....      106.9%      108.5%       106.5%      107.0%
     Professional Reinsurers ........      107.4%      108.3%       110.6%      105.5%
After-tax Return on Surplus:
     Property Casualty Industry .....       11.2%        5.8%         9.7%        8.8%
     Professional Reinsurers ........        9.1%        5.9%         5.2%       10.0%

ECONOMIC AND FINANCIAL MARKET FACTORS

U.S. Gross Domestic Product Growth(2)        2.3%        3.5%         2.0%        2.5%
Lehman Aggregate Bond Index Return(3)        9.8%       (2.9)%       18.5%        3.6%
S&P 500 Equity Index Return(4) ......       10.1%        1.3%        37.6%       23.0%


(1) Review Preview, Best Week Property and Casualty Supplement, A.M. Best, January, 1997 and 1996.

(2)  U.S. Department of Commerce, Bureau of Economic Analysis.

(3)  Lehman Brothers Inc.'s Aggregate Bond Index.

(4)  S&P 500 Information Bulletin.

Financial information has been included herein related to the consolidated financial statements of Zurich Reinsurance Centre Holdings, Inc. ("ZRCH") and its wholly-owned subsidiaries, Zurich Reinsurance Centre, Inc. ("ZRC") and ZC Insurance Company ("ZCIC", collectively referred to as the "Company"). The Company, through its principal subsidiary, ZRC, operates primarily as a broker reinsurer in the property and casualty reinsurance market. During April 1995, the Company acquired Re Capital Corporation ("Re Capital", subsequently renamed ZC Insurance Company) and accounted for the acquisition using purchase accounting. The operating results of Re Capital are included in the Company's consolidated results of operations from the date of acquisition.

RESULTS OF OPERATIONS

The Company's pre-tax operating income (excluding realized capital gains and losses) increased 101.6% to $46.8 million in 1996. The increase is primarily due to growth in net investment income and improved underwriting results. The Company's pre-tax operating income for 1995 was $23.2 million compared to a pre-tax operating loss of $6.3 million for 1994. This increase was primarily due to growth in net investment income and the absence of significant catastrophe losses. The Company incurred no significant catastrophe losses in either 1996 or 1995. Results for 1994 reflect the impact of pre-tax catastrophe losses of $12.2 million.

Net income was $29.3 million for 1996 compared to $43.4 million for 1995, due to a $30.4 million decline in after-tax realized capital gain (loss) activity offset by a $16.3 million increase in after-tax operating income. Net income was $43.4 million for 1995 compared to net loss of $31.2 million for 1994, due to a $55.3 million increase in after-tax realized capital gain (loss) activity and a $19.3 million increase in after-tax operating income.

Gross premiums written in 1996 were $737.4 million, a 20.1% increase over 1995. The Company entered into a domestic whole account quota share treaty with members of the Zurich American Insurance Group (the "ZA Quota Share Agreement") during the third quarter of 1995. The ZA Quota Share Agreement contributed $181.8 million and $93.3 million to 1996 and 1995 gross premiums written, respectively. Net premiums written in 1996 were $729.3 million, representing an increase of 21.1% over 1995. The growth exhibited by net premiums written was consistent with that of gross premiums written since there were no significant changes in the Company's retention levels or retrocessional programs during 1996 or 1995. Net premiums earned in 1996 were $684.3 million, a 36.2% increase over 1995. Net premiums written increased less on a percentage basis than net premiums earned due to the maturing of the Company's book of business, including the ZA Quota Share Agreement. For 1995, net premiums written increased to $602.3 million or 94.5% over 1994, and net premiums earned increased to $502.6 million or 123.8% over 1994. The 1995 premium growth was due to an increasing proportion of renewal business as well as new bound business, including the ZA Quota Share Agreement.

Losses and loss adjustment expenses ("LAE") incurred for 1996 increased to $485.8 million, a 29.1% increase over 1995. The Company incurred no significant catastrophe losses in either 1996 or 1995. Commissions were $184.7 million and $124.3 million for 1996 and 1995, respectively. The increase in both losses and commissions is due to significant growth in earned premiums as discussed above. The GAAP loss and commission ratios for 1996 and 1995 were 98.0% and 99.6%, respectively. The loss and commission ratio has trended downward due to refinement of the loss reserving process and a greater percentage of well performing renewal business. In addition, the components of the loss and commission ratio have shifted primarily due to a greater percentage of business written on a pro rata basis. Pro rata treaties generally have lower loss ratios but higher commission ratios than excess of loss treaties. The 1995 GAAP loss and commission ratio decreased to 99.6% from 105.1% in 1994. During

1994, the Northridge earthquake and 1994 East Coast winter storms contributed
5.4 percentage points to ZRC's GAAP loss and commission ratio. The gross and net of reinsurance impact of the 1994 Northridge earthquake was $9.3 million and $8.7 million, respectively. The 1994 East Coast winter storms increased both gross and net reinsurance losses and LAE by $3.5 million.

Other operating costs and expenses were $47.7 million in 1996 compared to $43.4 million in 1995 and $34.8 million in 1994. The GAAP expense ratios for 1996, 1995 and 1994 were 6.5%, 7.2% and 11.2%, respectively. The decrease in the GAAP expense ratio is attributable to growth in the Company's written premium volume as discussed above.

ZRC's statutory combined ratio for 1996 declined to 103.7% from 106.5% for 1995, primarily due to the lower loss and commission ratio discussed above. ZRC's statutory combined ratio for 1995 declined 8.1 percentage points from 114.6% in 1994 due to the absence of significant catastrophe losses and the improvement in the underwriting expense ratio. ZRC's statutory combined ratio differs from the Company's GAAP combined ratio primarily due to the deferral of certain acquisition costs and the inclusion of certain holding company expenses, each of which is considered in the Company's GAAP combined ratio.

Net investment income for 1996 was $92.2 million, a 15.2% increase over 1995. Growth in net investment income continues as the cash and invested asset base expands due to strong cash flows, primarily attributable to underwriting operations. In addition, profit from the Company's investment in Insurance Partners, L.P., increased 1996 operating results by $3.3 million, compared to $0.7 million in 1995. The 1996 after-tax annualized net investment income yield of 4.1% was consistent with 1995. Net investment income for 1995 increased 56.8% to $80.0 million due to an increased invested asset base resulting from strong cash flows and Re Capital's acquired assets (after payments to stockholders and holders of Re Capital's 5 1/2% Convertible Debentures due August 1, 2000).

Pre-tax realized capital losses for 1996 were $5.1 million compared to pre-tax realized capital gains of $33.5 million for 1995 and pre-tax realized capital losses of $35.6 million for 1994. The realized capital gain (loss) activity is reflective of market conditions and is consistent with the Company's investment philosophy, whereby capital gains (losses) are realized to maximize the total investment return.

Interest and amortization expense for 1996 was $15.5 million compared to $15.9 million in 1995. The decline is primarily due to the conversion of Re Capital's 5 1/2% Convertible Debentures, due August 1, 2000 (the "Convertible Debentures") offset by an increase in amortization expense related to the acquisition of Re Capital. Interest and amortization expense for 1995 was $15.9 million representing an increase of 11.2% from 1994, due to the Company's assumption of the Convertible Debentures and increased amortization expense discussed above.

The Company's overall effective federal income tax rate for 1996 and 1995 was 29.9% and 23.5%, respectively. The Company's overall effective tax rate for 1996 and 1995 had both operating income and realized capital gain (loss) components. The 1996 and 1995 effective tax rate on operating income of 30.5% and 29.8%, respectively, differed from the federal statutory rate of 35.1% primarily due to tax-exempt investment income and dividends. The effective tax (benefit) on 1996 realized capital losses approximated the federal statutory rate of 35.1%. The effective tax rate on 1995 realized capital gains of 19.1% differed from the federal statutory rate of 35.1% due to the reversal of a valuation allowance previously established by the Company to offset potential tax benefits from realized capital losses. The Company's 1994 effective federal income tax (benefit) of (25.5)% varied from the federal statutory rate of 35.1% primarily because of the recognition of the valuation allowance discussed above.

FINANCIAL CONDITION

The Company's cash and invested assets increased 15.6% during 1996 to $1,748.0 million. The increase is principally due to cash flows from operations. As of December 31, 1996, approximately 69% of the Company's cash and investment portfolio was invested in fixed maturity securities, 10% in equity securities and 21% in short-term investments and cash and cash equivalents, compared with 74%, 9% and 17%, respectively, as of December 31, 1995. As of December 31, 1996, the composition of ZRC's investment portfolio complied with the pertinent provisions of the NAIC's Investments of Insurers Model Act. Consistent with previous years, the Company maintains a high quality fixed maturity portfolio with approximately 83% invested in U.S. government obligations or securities rated "triple-A" by Moody's or S&P as of December 31, 1996. The balance of the fixed maturity portfolio was invested in "A" rated fixed maturities. The duration of the Company's fixed maturity portfolio of 4.2 years at December 31, 1996 approximated the 4.3 years duration at December 31, 1995. The Company's investment strategy is to maximize total investment return consistent with appropriate safety, diversification, tax and regulatory considerations, and to provide sufficient liquidity to enable the Company to meet its obligations on a timely basis. As a result of the Company's investment strategy, fixed maturities are classified as available-for-sale and are carried at market value.

Mortgage pass-through and collateralized mortgage-backed obligations ("MBS") represent approximately 17.8% (or $311.3 million) of the Company's cash and invested assets as of December 31, 1996. While the Company believes that there is negligible default risk associated with these securities since most are rated "triple-A", such investments are, however, subject to risks associated with the timing of principal payments. The degree to which a MBS is susceptible to either gains or losses is influenced by the difference between its amortized cost and par value, the relative sensitivity of the underlying assets backing the securities to prepayment in a changing interest rate environment and the repayment priority of the securities in the overall securitization structure. The net unamortized discount as of December 31, 1996 for such securities was approximately $6.6 million. Prepayment risk is associated with securities having an amortized cost greater than par value ("premium securities"), which are collateralized by assets that prepay faster than expected, as these securities will incur a reduction in yield or a loss. Conversely, securities having an amortized cost less than par value ("discount securities") that prepay faster than expected, will generate an increase in yield or a gain. As of December 31, 1996, the gross unamortized premium for MBS purchased at a premium to par (and thus subject to prepayment risk) was $3.1 million. There is also extension risk associated with MBS when rates increase and prepayments slow, since the maturity of these securities will be later than anticipated at the time of purchase, thereby delaying the point when proceeds can be reinvested at prevailing yields. Premium securities which are collateralized by assets that prepay slower than expected will generate an increase in yield or a gain. Conversely, discount securities that prepay slower than expected will generate a decrease in yield or a loss. As of December 31, 1996, the gross unamortized discount for MBS purchased at a discount to par (and thus subject to extension risk) was $9.7 million.

The Company limits the extent of prepayment or extension risks by generally avoiding securities with costs significantly in excess of par value, by purchasing securities that are backed by stable collateral, and by concentrating on securities with enhanced priority in their trust structure. The Company has no securities such as interest only securities ("IOs"), principal only securities ("POs") or MBS purchased at a substantial premium to par that have the potential for loss of a significant portion of the original investment due to changes in the prepayment rate of the underlying loans supporting the security. In addition to MBS, the Company may also enter into forward commitment mortgage-backed security dollar roll transactions ("dollar rolls"). Such transactions are typically for one month and effectively provide the Company with the price exposure of the underlying MBS. The Company manages this exposure by establishing duration guidelines for the total portfolio and the duration of the dollar rolls is included in the overall duration. As of December 31, 1996, the cost and market value of the outstanding dollar rolls were $270.1 million and $269.0 million, respectively. There is no leverage related to these transactions since sufficient cash equivalents are retained to cover settlement of the underlying position.

Liabilities for gross losses and loss adjustment expenses (together referred to as "loss reserves") amounted to $938.8 million at December 31, 1996, an increase of 36.1% over December 31, 1995. The increase in loss reserves in 1996 is principally due to the significant premium growth. Under the terms of the Stop Loss Agreement, Zurich has reinsured the adverse development, if any, of ZRC's net loss reserves as of May 31, 1993. As of December 31, 1996 and 1995 there were no accrued recoverables under the Stop Loss Agreement. Zurich has an "AA+" claims-paying ability rating from Standard & Poor's and a "Aa1" financial strength rating from Moody's. The Company believes that its exposure to environmental impairment liability and asbestos-related claims is minimal due to the diminutive amount of business written prior to 1987 and the protection provided by the Stop Loss Agreement.

Stockholders' equity at December 31, 1996 was $711.9 million compared to $681.6 million as of December 31, 1995. The increase in stockholder's equity is primarily attributable to after-tax operating income partially offset by the declaration of a regular $0.10 per share annual dividend, or $2.6 million, in December 1996.

The NAIC requires insurance companies to calculate and report information under a risk-based capital ("RBC") formula that measures statutory capital and surplus needs based on the risks in a company's mix of business and investment portfolio. Based on its calculation as of December 31, 1996, ZRC exceeds all of the capital levels prescribed by the NAIC.

LIQUIDITY AND CAPITAL RESOURCES

Cash and cash equivalents and short-term investments increased to $372.2 million as of December 31, 1996 compared to $260.8 million as of December 31, 1995, as a result of operating cash flows and sector shifts consistent with the Company's investment strategy.

Net cash provided by operating activities for 1996 was $282.1 million compared to $242.5 million in 1995 and $154.1 million in 1994. The increase in cash flow is primarily attributable to underwriting operations and net investment income.

Net cash used in financing activities of $9.7 million in 1996 resulted from the Company's repurchase of its Common Stock, a regular dividend payment and the conversion of the remaining Re Capital Convertible Debentures. Net cash used in financing activities was $71.9 million in 1995 due to the conversion of the Convertible Debentures. There were no cash flows from financing activities in 1994.

The Company believes that ZRCH, ZRC and ZCIC have sufficient cash flow and liquid investments to meet both short- and long-term liquidity needs. In planning for its liquidity needs, the Company distinguishes between capital funds and liability funds. The Company considers the duration of its reinsurance liabilities in the investment of funds supporting those liabilities. Management believes that ZRCH's investment income and liquid investments will be sufficient to offset interest and other expense payments. The amount of future cash flow available to ZRCH from ZRC may be influenced by a variety of factors, including cyclical changes in the property and casualty reinsurance market, insurance regulatory changes and changes in general economic conditions. ZRC's ability to pay dividends to ZRCH is subject to provisions of the Connecticut Insurance Code restricting the ability of Connecticut insurance companies to make certain dividends and distributions without prior regulatory notification and approval. See Item 8 "Financial Statements and Supplementary Data - Footnote 11: Dividend Restrictions and Statutory Financial Information" for further discussion of these restrictions.

SUBSEQUENT EVENT

During January 1997, Zurich announced a proposal to acquire all of the remaining shares of ZRCH not currently owned by Zurich for $36.00 per share (the "Proposed Transaction"). ZRCH's Board of Directors has appointed a special committee of its members to determine the advisability and fairness of that offer to ZRCH's other stockholders. The special committee has retained independent investment banking advisors and legal counsel to advise it on the fairness of the offer and is in the process of considering the offer. The special committee has indicated its intention to make a recommendation to ZRCH's Board of Directors with respect to the offer as soon as practicable. Consummation of the Proposed Transaction is subject to the approval of the Board of Directors and the stockholders of ZRCH and other conditions customary in this type of transaction. There can be no assurance that Zurich and the Board of Directors of ZRCH will reach an agreement with respect to the fairness of the Proposed Transaction or that, in the absence of such agreement, Zurich would proceed with the Proposed Transaction. See Item 3 "Legal Proceedings."

EFFECTS OF INFLATION

The ultimate loss and loss adjustment expense costs on claims not yet settled are increased by the effects of inflation, and therefore it is a factor in determining appropriate loss reserves as well as reinsurance premium rates. Generally, the Company's methods, used both to estimate loss reserves for claims incurred but not reported ("IBNR") and to calculate reinsurance premium rates it charges, add the estimated effects of inflation into the ultimate loss costs. The Company uses both insurance industry data and government economic indices in estimating the effects of inflation on reinsurance premium rates and loss reserves. Nevertheless, until claims are ultimately settled, the full effect of inflation on the Company's results cannot be known. Due to inflationary pressures in certain sectors, premium rates and loss reserves, including IBNR loss reserves, are reevaluated regularly to incorporate the effects of inflation.

NEW ACCOUNTING STANDARDS AFFECTING THE COMPANY

In June 1996, the Financial Accounting Standard Board (the "FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 provides accounting and reporting standards for sales, securitizations and servicing of receivables and other financial assets, for certain secured borrowing and collateral transactions, and for extinguishment of liabilities. The Statement establishes guidelines for determining whether a transfer of financial assets, including securities lending, constitutes a sale and if so, measurement of the gain or loss. SFAS No. 125 is effective for transactions occurring after December 31, 1996. (Note SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" provides a one year deferral for certain sections of SFAS No. 125.) The Company does not expect that the provisions of SFAS No. 125 will have a material effect on its financial statements.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.



                  INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

Report of Independent Auditors ......................................................     31
Consolidated Balance Sheets at December 31, 1996 and 1995 ...........................     32
Consolidated Statements of Operations for the years ended December 31, 1996, 1995
    and 1994 ........................................................................     33
Consolidated Statements of Stockholders' Equity for the years ended December 31,
    1996, 1995 and 1994 .............................................................     34
Consolidated Statements of Cash Flows for the years ended December 31, 1996
    1995 and 1994 ...................................................................     35
Notes to Consolidated Financial Statements ..........................................     36

SCHEDULES
    I  Summary of Investments Other than Investments in Related Parties at
          December 31, 1996 .........................................................     S-1
   II  Condensed Financial Information of Registrant for the years ended December 31,
          1996, 1995 and 1994 .......................................................  S-2 to S-4
   IV  Reinsurance for the years ended December 31, 1996, 1995 and 1994 .............     S-5

     Schedules other than those listed above are omitted for the reason that they are not applicable or that the information has been included in the financial statements.

                         REPORT OF INDEPENDENT AUDITORS




TO THE BOARD OF DIRECTORS AND STOCKHOLDERS
OF ZURICH REINSURANCE CENTRE HOLDINGS, INC.

We have audited the accompanying consolidated balance sheets of Zurich Reinsurance Centre Holdings, Inc. and Subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 1996. Our audits also included the financial statement schedules listed in the index at Item 8. These financial statements and schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Zurich Reinsurance Centre Holdings, Inc. and Subsidiaries at December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.


                                                           /s/ ERNST & YOUNG LLP




Stamford, Connecticut
February 11, 1997

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (Dollars in thousands except share data)

                                                                                           DECEMBER 31,
                                                                                  ------------------------------
                                                                                     1996               1995
                                                                                     ----               ----
ASSETS
Fixed maturities available-for-sale
   (amortized cost: 1996 $1,188,344; 1995 $1,096,903) .....................       $ 1,200,123        $ 1,122,822
Equity securities available-for-sale
   (cost: 1996 $129,051; 1995 $105,542) ...................................           167,462            124,543
Investment in affiliate (cost: 1996 $8,204; 1995 $3,973) ..................             8,204              3,973
Short-term investments, at cost, which approximates market ................           120,720             54,063
Cash and cash equivalents .................................................           251,506            206,699
                                                                                  -----------        -----------
   Total cash and invested assets .........................................         1,748,015          1,512,100
                                                                                  -----------        -----------

Accrued investment income .................................................            18,517             15,734
Premiums receivable (Footnote 12) .........................................           235,960            205,410
Reinsurance recoverables:
   Paid losses ............................................................             1,600              1,312
   Unpaid losses ..........................................................            40,054             30,981
Prepaid reinsurance premiums ..............................................             3,208              7,126
Deferred policy acquisition costs .........................................            88,304             72,200
Deferred federal income taxes .............................................            34,674             31,369
Other assets ..............................................................            72,712             47,432
                                                                                  -----------        -----------
   Total assets ...........................................................       $ 2,243,044        $ 1,923,664
                                                                                  ===========        ===========

LIABILITIES
Losses and loss adjustment expenses (Footnote 12) .........................       $   938,800        $   689,609
Unearned premiums (Footnote 12) ...........................................           313,191            272,132
7 1/8% Senior Notes due 2023 ..............................................           198,413            198,394
Other liabilities .........................................................            80,771             81,959
                                                                                  -----------        -----------
   Total liabilities ......................................................         1,531,175          1,242,094
                                                                                  -----------        -----------

STOCKHOLDERS' EQUITY
Preferred stock ($0.10 par value, 20,000,000 shares authorized;
    no shares outstanding) ................................................                --                 --

Common stock ($0.01 par value; 50,000,000 shares authorized; 26,191,953 and
   26,197,541 shares issued and outstanding at
   1996 and 1995, respectively) ...........................................               262                262
Paid-in capital ...........................................................           624,466            624,068
Unrealized appreciation of investments  (net of deferred
   taxes of $17,627 and $15,776 at 1996 and 1995, respectively) ...........            32,563             29,144
Retained earnings .........................................................            54,740             28,096
Treasury stock, at cost (5,588 and 0 shares at 1996 and 1995,
    respectively) .........................................................              (162)                --
                                                                                  -----------        -----------
     Total stockholders' equity ...........................................           711,869            681,570
                                                                                  -----------        -----------
     Total liabilities and stockholders' equity ...........................       $ 2,243,044        $ 1,923,664
                                                                                  ===========        ===========

                 See Notes to Consolidated Financial Statements

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in thousands except per share data)


                                                                         YEARS ENDED DECEMBER 31,
                                                              -------------------------------------------
                                                                 1996             1995             1994
                                                                 ----             ----             ----
REVENUES
Net premiums written (net of premiums ceded
    of $8,139, $11,645 and $3,522 for 1996, 1995
    and 1994, respectively) ...........................       $ 729,306        $ 602,294        $ 309,627
Increase in unearned premiums .........................          44,977           99,706           85,024
                                                              ---------        ---------        ---------
Net premiums earned (net of premiums ceded
    of $12,057, $10,424 and $4,072 for 1996, 1995
    and 1994, respectively) (Footnote 12) .............         684,329          502,588          224,603
Net investment income .................................          92,203           80,049           51,044
Income from investment in Insurance Partners ..........           3,290              650               --
Realized capital gains (losses) .......................          (5,071)          33,526          (35,631)
Other income (loss) ...................................             746             (130)           3,206
                                                              ---------        ---------        ---------

    Total revenues ....................................       $ 775,497        $ 616,683        $ 243,222
                                                              ---------        ---------        ---------

EXPENSES
Losses and loss adjustment expenses (net of reinsurance
    recoveries of $15,523, $6,815 and $905 for 1996,
    1995 and 1994, respectively) (Footnote 12) ........       $ 485,805        $ 376,348        $ 182,845
Commissions (Footnote 12) .............................         184,662          124,276           53,196
Other operating costs and expenses ....................          47,743           43,420           34,789
Interest and amortization .............................          15,519           15,882           14,288
                                                              ---------        ---------        ---------

    Total expenses ....................................         733,729          559,926          285,118
                                                              ---------        ---------        ---------


    Income (loss) before income taxes .................          41,768           56,757          (41,896)

Federal income tax expense (benefit) ..................          12,505           13,319          (10,704)
                                                              ---------        ---------        ---------

    Net income (loss) .................................       $  29,263        $  43,438        $ (31,192)
                                                              =========        =========        =========

PER SHARE DATA

Weighted average shares outstanding (in 000's) ........          26,165           26,161           26,112

Net income (loss) .....................................       $    1.12        $    1.66        $   (1.19)
                                                              =========        =========        =========

Cash dividends declared ...............................       $    0.10        $    0.10               --
                                                              =========        =========        =========





                 See Notes to Consolidated Financial Statements

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (Dollars in thousands)



                                                                       UNREALIZED        RETAINED                          TOTAL
                                           COMMON        PAID-IN      APPRECIATION       EARNINGS       TREASURY       STOCKHOLDERS'
                                           STOCK         CAPITAL     (DEPRECIATION)      (DEFICIT)        STOCK            EQUITY
                                         ---------       -------     --------------      ---------      --------       ------------
BALANCE AT DECEMBER 31, 1993             $     261       $ 621,181      $  (2,229)      $  18,469        $      --        $ 637,682

Net income                                      --              --             --         (31,192)              --          (31,192)
Issuance of stock, net of
  unearned compensation of $2,048               --           1,007             --              --               --            1,007
Change in unrealized depreciation               --              --        (42,250)             --               --          (42,250)
                                         ---------       ---------      ---------       ---------        ---------        ---------

BALANCE AT DECEMBER 31, 1994                   261         622,188        (44,479)        (12,723)              --          565,247

Net income                                      --              --             --          43,438               --           43,438
Issuance of stock, net of
  unearned compensation of $1,085                1           1,880             --              --               --            1,881
Change in unrealized appreciation,
  net of tax of $15,776                         --              --         73,623              --               --           73,623
Cash dividends declared                         --              --             --          (2,619)              --           (2,619)
                                         ---------       ---------      ---------       ---------        ---------        ---------

BALANCE AT DECEMBER 31, 1995                   262         624,068         29,144          28,096               --          681,570

Net income                                      --              --             --          29,263               --           29,263

Purchases of treasury stock                     --              --             --              --           (5,891)          (5,891)
Issuance of stock                               --              90             --              --            5,729            5,819
Change in unrealized appreciation,
  net of tax of $1,851                          --              --          3,419              --               --            3,419
Cash dividends declared                         --              --             --          (2,619)              --           (2,619)
Other                                           --             308             --              --               --              308
                                         ---------       ---------      ---------       ---------        ---------        ---------

BALANCE AT DECEMBER 31, 1996             $     262       $ 624,466      $  32,563       $  54,740        $    (162)       $ 711,869
                                         =========       =========      =========       =========        =========        =========


                                  See Notes to Consolidated Financial Statements

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)


                                                                        YEARS ENDED DECEMBER 31,
                                                          --------------------------------------------------
                                                             1996               1995               1994
                                                             ----               ----               ----
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income (loss) ....................................    $    29,263        $    43,438        $   (31,192)
Adjustments to reconcile net income (loss) ...........
    to net cash provided by operating activities:
    Losses and loss adjustment expenses, net .........        240,118            223,048            144,262
    Unearned premiums, net ...........................         44,977             99,706             85,024
    Premiums receivable ..............................        (30,550)           (65,559)           (59,973)
    Deferred policy acquisition costs ................        (16,104)           (27,121)           (22,393)
    Current and deferred taxes .......................        (12,993)             4,247            (11,065)
    Other assets and other liabilities ...............         22,297             (1,769)            13,809
    Realized capital (gains) losses ..................          5,071            (33,526)            35,631
                                                          -----------        -----------        -----------
NET CASH PROVIDED BY OPERATING ACTIVITIES ............        282,079            242,464            154,103
                                                          -----------        -----------        -----------

CASH FLOWS USED IN INVESTING ACTIVITIES:
    Sales of fixed maturities ........................      1,981,388          2,172,411          1,414,010
    Maturities or calls of fixed maturities ..........         88,631             42,005             24,592
    Purchases of fixed maturities ....................     (2,203,754)        (2,203,326)        (1,544,167)
    Sales of equity securities .......................         63,737             46,720             31,053
    Purchases of equity securities ...................        (86,184)          (174,729)           (31,551)
    Net purchases of short-term investments ..........        (66,657)           (42,780)           (11,133)
    Purchase of Re Capital, net of cash acquired(1) ..             --             17,818                 --
    Cost of additions to property and equipment ......         (4,717)            (2,275)            (5,488)
                                                          -----------        -----------        -----------
NET CASH USED IN INVESTING ACTIVITIES ................       (227,556)          (144,156)          (122,684)
                                                          -----------        -----------        -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
    Payments of cash dividend to stockholders ........         (2,619)                --                 --
    Purchases of treasury stock ......................         (5,891)                --                 --
    Conversion of Re Capital Debentures ..............         (1,206)           (71,929)                --
                                                          -----------        -----------        -----------
NET CASH USED IN FINANCING ACTIVITIES ................         (9,716)           (71,929)                --
                                                          -----------        -----------        -----------

CHANGE IN CASH AND CASH EQUIVALENTS ..................         44,807             26,379             31,419
Cash and cash equivalents, beginning of period .......        206,699            180,320            148,901
                                                          -----------        -----------        -----------
Cash and cash equivalents, end of period .............    $   251,506        $   206,699        $   180,320
                                                          ===========        ===========        ===========


(1) Refer to Footnote 3.


                 See Notes to Consolidated Financial Statements

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.  ORGANIZATION AND NATURE OF OPERATIONS

Zurich Reinsurance Centre Holdings, Inc. ("ZRCH") a Delaware corporation, serves as the holding company for Zurich Reinsurance Centre, Inc. ("ZRC"), a Connecticut stock insurance company and ZC Insurance Company ("ZCIC"), a New Jersey stock insurance company. ZRCH, together with ZRC and ZCIC (the "Company"), is a 65.7%-owned indirect subsidiary of the Zurich Insurance Group, a Swiss financial services holding company. The Company, through its principal operating subsidiary, ZRC, operates in the North American market primarily as a reinsurer of property and casualty risks including general liability, automobile liability, workers' compensation and property exposures. The Company provides pro rata and excess of loss reinsurance through reinsurance treaties and facultative arrangements. The Company's treaty business is written through intermediaries while its facultative business is primarily written on a direct basis. ZCIC commenced writing primary casualty business during the fourth quarter of 1996.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Financial information has been included herein related to the consolidated financial statements of ZRCH and its wholly-owned subsidiaries, ZRC and ZCIC. All significant intercompany transactions have been eliminated. The preparation of the financial statements in conformity with generally accepted accounting principles ("GAAP") includes amounts that are based on management's best estimates and judgments. Actual results could differ from those estimates. The following are the Company's significant accounting policies:

INVESTMENTS
The Company's fixed maturity securities and equity securities are classified as available-for-sale and are carried at market value with changes in the market value of such securities reported as unrealized appreciation (depreciation) directly in stockholders' equity, net of related tax effects, if any. The difference between cost and market value for fixed maturity securities and equity securities with declines in market value that are other than temporary, if any, are treated as realized losses and reflected in net income. Investments in equity securities are carried under the equity method of accounting when the Company has 20% or more of the voting power or has the ability to exert significant influence over the investee. Short-term investments, investments with a maturity of less than one year but greater than three months, are carried at cost, which approximates market.

Forward commitment mortgage-backed security dollar rolls ("dollar rolls") which are purchased to provide the Company with the price exposure of the underlying security, are reflected in the financial statements on a settlement date basis as the Company does not intend to take delivery of the underlying securities. The Company manages this exposure by establishing duration guidelines for the total portfolio and the duration of these commitments is included in the overall duration. There is no leverage related to these transactions since sufficient cash equivalents are retained to cover settlement of the underlying position. Changes in the market values between the trade date and settlement date for such securities are recorded currently in net income as realized capital gains or losses. As of December 31, 1996, the cost and market value of dollar rolls held were $270.1 million and $269.0 million, respectively.

Market values are based on quoted market prices, when available, or estimates based on market prices for similar securities when quotes are not available. Realized capital gains or losses on the sale or maturity of investments are determined on the basis of the specific identification method. Investment income, consisting of dividends and interest, is recognized when earned. Dividends on equity securities

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

are recorded on the ex-dividend date. The amortization of premium and accretion of discount for fixed maturity securities is computed using the interest method. For certain investments, such as mortgage-backed and certain other asset-backed securities, the Company considers estimates of future principal prepayments in the calculation of the constant effective yield necessary to apply the interest method. If a difference arises between the prepayments anticipated and the actual prepayments received, the Company recalculates the effective yield to reflect the actual payments to date and the anticipated future payments.

CASH AND CASH EQUIVALENTS
The Company considers all short-term, highly liquid investments with a maturity date of three months or less to be cash equivalents. The carrying amount of cash and cash equivalents approximates fair market value due to their short maturity.

PREMIUM REVENUES AND RELATED EXPENSES
Premiums are recognized over the terms of the related reinsurance contracts. Unearned premium reserves represent that portion of premiums written that relates to the unexpired terms of contracts in force. Such reserves are computed by pro rata methods based on statistical data or reports received from ceding companies. Premium and commission adjustments on contracts are accrued on an estimated basis throughout the terms of such contracts. Ceded premiums are expensed on a pro rata basis over the contract period.

The Company recognizes a liability or an asset to the extent that there is an obligation to pay or receive cash or other consideration that would not have been required absent experience under the contract.

During 1996, three reinsurance intermediaries produced approximately 22%, 18% and 12% of the Company's gross premiums written, respectively. Business produced by Zurich American Insurance Group ("Zurich American"), an affiliate (refer to Footnote 12 for further discussion of related party transactions), generated 29% of gross premiums written. No other intermediaries or ceding companies accounted for more than 10% of the Company's consolidated revenues for the year ended December 31, 1996.

Acquisition costs, principally consisting of commissions and brokerage expenses, net of allowances from retrocessionaires, and certain other acquisition costs incurred at the time a contract is issued, are deferred and amortized over the period in which the related premiums are earned. Deferred policy acquisition costs are limited to their estimated realizable value based on the related unearned premiums and consider anticipated losses and loss adjustment expenses and anticipated investment income.

LOSSES AND LOSS ADJUSTMENT EXPENSES
The Company's liability for losses and loss adjustment expenses is based on reports and individual case estimates received from ceding companies. An amount is included for losses and loss adjustment expenses incurred but not reported on the basis of past experience of the Company, its ceding companies and the reinsurance industry. The Company discounts certain tabular workers' compensation indemnity reserves to present value using a 5% interest rate. Losses and loss adjustment expense estimates are reviewed regularly and, as experience develops and new information becomes known, the reserves are adjusted as necessary. Such adjustments, if any, are reflected in results of operations in the period in which they become known.

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


RETROCESSIONS
In the normal course of business, the Company sometimes seeks to reduce losses that could arise from events that cause unfavorable underwriting results by reinsuring certain levels of risk with retrocessionaires. Amounts recoverable from retrocessionaires are estimated in a manner consistent with the claim liability associated with the reinsured policy.

Recoverables, if any, under the Company's aggregate excess of loss reinsurance contracts with Zurich Insurance Company ("Zurich") (together, the "Stop Loss Agreement"), which are retroactive contracts, will be recognized immediately since the Company is reimbursed on an incurred basis. Refer to Footnote 12 for further discussion of the Stop Loss Agreement.

The Company establishes a reserve for potentially uncollectible recoverables from retrocessionaires. In addition, the Company immediately charges operations for any recoverable balances that are deemed to be uncollectible. Collateral and other offsets are considered in determining the reserve or expense.

STOCK-BASED COMPENSATION
Effective January 1, 1996, the Company adopted the accounting provisions of the Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". Under SFAS No. 123, the Company recognizes compensation expense based on the fair value of employee stock-based compensation plans on the date of grant. Refer to Footnote 10 for further discussion of employee stock-based compensation plans.

GOODWILL
Goodwill represents the excess of cost over the fair value of net assets acquired and is amortized on a straight line basis over twenty years. At December 31, 1996 and 1995, the amount of goodwill included in other assets was $23.8 million and $22.0 million, respectively. The amortization of goodwill for the years ended December 31, 1996 and 1995 was $1.2 million and $0.8 million, respectively. Refer to Footnote 3 for a further discussion of the acquisition of Re Capital Corporation ("Re Capital").

INCOME TAXES
Income taxes have been provided under the liability method using the applicable enacted tax rate and laws. Deferred federal income taxes are recorded for differences between the tax basis of an asset or liability and its reported value in the financial statements and for loss carryforwards. A valuation allowance is recorded using the "more-likely-than-not" criterion when some or all of a deferred tax asset may not be realized.

EARNINGS PER SHARE
Earnings per common share are determined by dividing net income available to common stockholders by the weighted average common shares outstanding during the relevant period. Common stock equivalents had no dilutive effect on net income
(loss) per share for any of the periods presented.

RECLASSIFICATIONS
The Company has reclassified the presentation of certain prior year information to conform with the current presentation.

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NEW ACCOUNTING STANDARDS

In June 1996, the Financial Accounting Standards Board ("FASB") issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities." SFAS No. 125 provides accounting and reporting standards for sales, securitizations and servicing of receivables and other financial assets, for certain secured borrowing and collateral transactions, and for extinguishment of liabilities. The Statement establishes guidelines for determining whether a transfer of financial assets, including securities lending, constitutes a sale and if so, measurement of the gain or loss. SFAS No. 125 is effective for transactions occurring after December 31, 1996. (Note SFAS No. 127 "Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125" provides a one year deferral for certain sections of SFAS No. 125.) The Company does not expect that the provisions of SFAS No. 125 will have a material effect on its financial statements.


3.  ACQUISITION OF RE CAPITAL CORPORATION

During April 1995, ZRCH acquired Re Capital. Through its wholly-owned subsidiary, Re Capital Reinsurance Corporation, Re Capital was principally engaged in underwriting domestic property and casualty reinsurance. As a result of the acquisition: (i) each share of Re Capital's former common stock which was issued and outstanding was converted into the right to receive $18.50 in cash per share; and (ii) ZRCH assumed all obligations under Re Capital's 5 1/2% Convertible Debentures, due August 1, 2000 (the "Convertible Debentures"). Total consideration paid in 1995 by ZRCH in connection with the acquisition was approximately $205.7 million. The acquisition was funded by the sale of $147.6 million of Re Capital's investments, $4.0 million of cash acquired from Re Capital and $54.1 million of the Company's funds. The acquisition of Re Capital has been accounted for as a purchase in accordance with APB No. 16, "Business Combinations." The operating results of Re Capital have been included in the Company's consolidated results of operations from the date of acquisition.

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



4.  INVESTMENTS

INVESTMENT INCOME                                               YEARS ENDED DECEMBER 31,
                                                          ----------------------------------
                                                           1996          1995          1994
                                                           ----          ----          ----
                                                                (Dollars in thousands)
Fixed maturities ......................................   $78,012       $71,819       $48,848
Equity securities .....................................     3,425         2,515            30
Short-term investments and
    cash and cash equivalents .........................    13,739         8,040         4,405
                                                          -------       -------       -------
          Gross investment income .....................    95,176        82,374        53,283
Investment expenses ...................................     2,973         2,325         2,239
                                                          -------       -------       -------

        Net investment income .........................   $92,203       $80,049       $51,044
                                                          =======       =======       =======


INVESTMENT GAINS (LOSSES)                                            YEARS ENDED DECEMBER 31,
                                                             -----------------------------------
                                                             1996            1995           1994
                                                             ----            ----           ----
                                                                    (Dollars in thousands)
NET REALIZED CAPITAL GAINS (LOSSES):
    Fixed maturities (includes gains
     (losses) related to dollar rolls of
     $(1,773), $12,099 and $(1,100) for
     1996, 1995 and 1994, respectively) ...............    $(11,048)       $ 27,715       $(38,787)
    Equity securities .................................       5,977           5,811          3,156
                                                           --------        --------       --------
         Subtotal .....................................      (5,071)         33,526        (35,631)
    Tax expense (benefit) .............................      (1,781)          6,390         (7,424)
                                                           --------        --------       --------
     Net realized capital gains (losses), net of tax ..    $ (3,290)       $ 27,136       $(28,207)
                                                           ========        ========       ========

CHANGE IN UNREALIZED APPRECIATION
        (DEPRECIATION) OF INVESTMENTS:
    Fixed maturities ..................................    $(14,140)       $ 70,339       $(42,191)
    Equity securities .................................      19,410          19,060            (59)
                                                           --------        --------       --------
        Subtotal ......................................       5,270          89,399        (42,250)
    Provision for deferred income tax .................       1,851          15,776             --
                                                           --------        --------       --------
        Net change reflected in stockholders' equity ..    $  3,419        $ 73,623       $(42,250)
                                                           ========        ========       ========

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The following tables reconcile amortized cost to the estimated market value of fixed maturity and non-affiliated equity securities:

                                                        DECEMBER 31, 1996
                                     ----------------------------------------------------------
                                                     GROSS             GROSS         MARKET AND
                                     AMORTIZED     UNREALIZED        UNREALIZED       CARRYING
                                      COST           GAINS            LOSSES           VALUE
                                     ---------     ----------        ----------      ----------
                                                      (Dollars in thousands)
Fixed Maturities:
U.S. government and
     government agencies ......   $  530,654       $    4,978       $    1,456       $  534,176
Obligations of states and
     political subdivisions ...      108,588            2,065              125          110,528
Foreign .......................       15,256              274               46           15,484
Corporate .....................      160,811            2,883              760          162,934
Mortgage-backed ...............      308,315            3,734              788          311,261
Asset-backed ..................       64,720            1,023                3           65,740
                                  ----------       ----------       ----------       ----------
     Subtotal .................    1,188,344           14,957            3,178        1,200,123
Equity securities .............      129,051           40,612            2,201          167,462
                                  ----------       ----------       ----------       ----------
     Total ....................   $1,317,395       $   55,569       $    5,379       $1,367,585
                                  ==========       ==========       ==========       ==========


                                                        DECEMBER 31, 1995
                                     ----------------------------------------------------------
                                                     GROSS             GROSS         MARKET AND
                                     AMORTIZED     UNREALIZED        UNREALIZED       CARRYING
                                      COST           GAINS            LOSSES           VALUE
                                     ---------     ----------        ----------      ----------
                                                      (Dollars in thousands)
Fixed Maturities:
U.S. government and
     government agencies ..       $  452,991       $   10,229       $       33       $  463,187
Obligations of states and
     political subdivisions          137,643            3,127                4          140,766
Foreign ...................            6,479              446               --            6,925
Corporate .................          134,184            4,461              891          137,754
Mortgage-backed ...........          291,942            5,800              722          297,020
Asset-backed ..............           73,664            3,507                1           77,170
                                  ----------       ----------       ----------       ----------
     Subtotal .............        1,096,903           27,570            1,651        1,122,822
Equity securities .........          105,542           21,778            2,777          124,543
                                  ----------       ----------       ----------       ----------
     Total ................       $1,202,445       $   49,348       $    4,428       $1,247,365
                                  ==========       ==========       ==========       ==========

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Contractual maturities of fixed maturity securities are shown below. Expected maturities, which are best estimates, will differ from contractual maturities because certain borrowers may have the right to call or prepay obligations.

                                                      DECEMBER 31, 1996
                                               -----------------------------
                                                 AMORTIZED      MARKET AND
                                                   COST       CARRYING VALUE
                                               -----------    --------------
                                                 (Dollars in thousands)
Due after one year through five years ..       $  499,740       $  504,595
Due after five years through ten years .          210,199          212,610
Due after ten years through twenty years           50,126           51,245
Due after twenty years .................           55,244           54,672
                                               ----------       ----------
     Subtotal ..........................          815,309          823,122
Mortgage- and asset-backed securities ..          373,035          377,001
                                               ----------       ----------
     Total .............................       $1,188,344       $1,200,123
                                               ==========       ==========

Gross gains on sales of fixed maturities, excluding calls, were $15.2 million, $51.2 million and $2.0 million during 1996, 1995 and 1994, respectively. Gross losses on sales of fixed maturities, excluding calls, were $24.5 million, $23.5 million and $40.8 million during 1996, 1995 and 1994, respectively.

Approximately 83% and 84% of the fixed maturity portfolio as of December 31, 1996 and 1995, respectively, are U.S. government obligations or are rated "triple-A" by Moody's Investors Service or Standard & Poor's Corporation. The remaining 17% and 16%, respectively, are "A" rated fixed maturities. There are no investments in any entity in excess of 10% of the Company's stockholders' equity at December 31, 1996, other than investments issued or guaranteed by the U.S. government or its agencies.

The Company participates in a securities lending program, whereby certain securities from its portfolio are loaned to counterparties, with the Company retaining the right to recall such securities at will. A fee is paid to the Company by the borrower, which is reported as a component of net investment income. The program is designed to minimize the Company's exposure to credit and interest rate risk by including specification of collateral requirements and collateral investment criteria and limits on the amount of securities that can be lent subject to such arrangements to any single counterparty and in the aggregate, by requiring collateral to be maintained in excess of the market value of the loaned securities for the period that the loan is outstanding, and by specifying how the collateral can be invested. As of December 31, 1996, $236.7 million was on loan, with no single borrower's loan representing more than 5% of cash and invested assets or 10% of stockholders' equity.

Securities having a par value of $21.5 million and $24.2 million at December 31, 1996 and 1995, respectively, were on deposit with various state or governmental insurance departments in order to comply with applicable state insurance laws.

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.  LOSSES AND LOSS ADJUSTMENT EXPENSES

The reconciliation of loss and loss adjustment expense reserves for each of the three years in the period ended December 31, 1996 is shown below.

                                                             YEARS ENDED DECEMBER 31
                                                 -------------------------------------------------
                                                   1996                1995                1994
                                                 ---------           ---------           ---------
                                                              (Dollars in thousands)
Gross loss and loss adjustment expense
    reserves, beginning of period ........       $ 689,609           $ 262,866           $ 123,074
Reinsurance recoverables on unpaid losses,
    beginning of period ..................         (30,981)            (20,892)            (25,362)

Acquisition of Re Capital ................              --             193,606(1)               --

Incurred losses relating to:
    Current year .........................         493,447             379,822             173,933
    Prior years ..........................          (7,642)(2)          (3,474)(2)           8,912(2)
                                                 ---------           ---------           ---------
         Total incurred ..................         485,805             376,348             182,845
                                                 ---------           ---------           ---------

Paid losses relating to:
    Current year .........................          82,735              62,739              16,597
    Prior years ..........................         162,952              90,561              21,986
                                                 ---------           ---------           ---------
         Total paid ......................         245,687             153,300              38,583
                                                 ---------           ---------           ---------

Reinsurance recoverables on unpaid losses,
    end of period ........................          40,054              30,981              20,892
                                                 ---------           ---------           ---------
Gross loss and loss adjustment expense
    reserves, end of period ..............       $ 938,800           $ 689,609           $ 262,866
                                                 =========           =========           =========

(1) The April 1995 acquisition of Re Capital increased the Company's gross loss and loss adjustment expense reserves and reinsurance recoverables on unpaid losses by $202.1 million and $8.5 million, respectively, as of the date of acquisition (refer to Footnote 3 for further discussion of the Re Capital acquisition).

(2) The Company estimates premiums for treaty accounts that are not yet due from its reinsureds. Prior year incurred loss development is primarily attributable to the corresponding development of premium estimates.

Effective January 1, 1996, the Company discounts certain tabular workers' compensation indemnity reserves. This method is preferable as it is more representationally faithful to the economics of the underlying business and it will enhance comparability of the Company's financial statements as it is the prevalent method used in the reinsurance industry. Such reserves were discounted to present value using a 5% interest rate. Since the effect of such discount as of January 1, 1996 was $0.8 million, it has been reported as a component of earnings. Discounting had no material effect on net income for 1996 or on the proforma net income for 1995. Tabular workers' compensation indemnity reserves, net of discount, were $3.6 million as of December 31, 1996.

The Company believes that its exposure to environmental impairment liability and asbestos-related claims is minimal due to the diminutive amount of business written prior to 1987 and the protection provided by the Stop Loss Agreement (refer to Footnote 12 for further discussion).

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.  RETROCESSIONS

The Company utilizes retrocessional agreements to reduce its total loss exposure. These agreements provide for recovery of a portion of losses and loss adjustment expenses from retrocessionaires. The Company is liable to reinsureds regardless of whether retrocessionaires meet their obligations under these retrocessional agreements. Failure of retrocessionaires to honor their obligations could result in losses to the Company; consequently, allowances are established for amounts considered potentially uncollectible, if any.

At December 31, 1996, there were no recoverables from any one retrocessionaire that exceeded 10% of stockholders' equity. The Company holds collateral under related reinsurance agreements in the form of letters of credit totaling $19.3 million that can be drawn on for amounts that remain unpaid for more than 120 days. Pursuant to the terms of the Stop Loss Agreement, in the event that retrocessional recoverables on business effected prior to June 1, 1993 are uncollectible from retrocessionaires due to insolvency, the Company will be reimbursed from Zurich. Refer to Footnote 12 for a further discussion of the retrocessional agreements with affiliates.

7.  INCOME TAXES

Federal income tax expense (benefit) was as follows:

                                                         YEARS ENDED DECEMBER 31
                                                   ------------------------------------
                                                   1996            1995            1994
                                                   ----            ----            ----
                                                            (Dollars in thousands)
Current tax expense (benefit) ............       $ 17,661        $ 22,593        $ (1,896)
Deferred tax benefit .....................         (5,156)         (9,274)         (8,808)
                                                 --------        --------        --------
Total federal income tax expense (benefit)       $ 12,505        $ 13,319        $(10,704)
                                                 ========        ========        ========

Federal income taxes paid were $25.5 million, $9.1 million and $0.7 million in 1996, 1995 and 1994, respectively.

An analysis of the Company's effective federal income tax rate (benefit) follows:


                                                            YEARS ENDED DECEMBER 31
                                                      -------------------------------------
                                                       1996           1995           1994
                                                       ----           ----           ----
                                                           (Dollars in thousands)

Income taxes at statutory rate (benefit)                35.0%          35.0%         (35.0)%
Investment income                                       (4.5)          (2.9)          (3.5)
Establishment (reversal) of valuation allowance           --           (9.5)          12.9
Other                                                   (0.6)           0.9            0.1
                                                      ------         ------         ------
Total tax provision (benefit)                           29.9%          23.5%         (25.5)%
                                                      ======         ======         ======

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts reported for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                                                      DECEMBER 31,
                                                  ------------------
                                                  1996          1995
                                                  ----          ----
                                                (Dollars in thousands)
Deferred tax liabilities:
    Deferred policy acquisition costs ....       $31,012       $25,357
    Unrealized appreciation of investments        17,627        15,776
    Other ................................         2,586         1,676
                                                 -------       -------
      Total deferred tax liabilities .....        51,225        42,809
                                                 -------       -------

Deferred tax assets:
    Loss reserve discounting .............        55,013        43,815
    Unearned premium reserve .............        21,773        18,614
    Other ................................         9,113        11,749
                                                 -------       -------
      Total deferred tax assets ..........        85,899        74,178
                                                 -------       -------

      Net deferred tax assets ............       $34,674       $31,369
                                                 =======       =======

In 1996, the Company had realized capital losses of $5.1 million, which can be carried back and offset against capital gains generated in 1995. As of December 31, 1996, no capital loss carry forward remains.

8.  LEASES

As of December 31, 1996, the Company and its branch offices occupy office space under various operating leases that have remaining noncancelable lease terms in excess of one year. The Company recognizes rental expense on a straight line basis over the term of the lease. The Company also leases certain computer and communications equipment, software and office equipment under various operating leases with terms of one year or less. Rental expense was approximately $3.0 million, $2.9 million and $2.8 million for the years ended December 31, 1996, 1995 and 1994, respectively.

The future minimum rental payments as of December 31, 1996 are as follows (dollars in thousands):

             1997...................................   $  3,382
             1998...................................      3,723
             1999...................................      3,755
             2000 ..................................      3,068
             2001 and thereafter....................     25,095
                                                       --------
                                                       $ 39,023
                                                       ========

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


ZRC is party to a sublease agreement, dated as of January 1, 1994, and amended as of January 26, 1996 (the "Sublease") with a subsidiary of Zurich. Under the Sublease, ZRC leases approximately 60,000 rentable square feet of space in New York City for its underwriting, actuarial and certain executive offices (the "Office Space"). The Sublease has a term of approximately seventeen years. Together with another Zurich affiliate which occupies space contiguous to the Office Space, ZRC has guaranteed the performance of the tenants' obligations under the lease covering the Office Space. Under this guarantee, ZRC is contingently liable for 36.2% of monetary obligations to the lessor in respect of the Office Space and other contiguous space leased thereby (together with the Office Space, the "Group Office Space"). This percentage represents the approximate percentage which the Office Space bears to the Group Office Space.

9.  SENIOR NOTES AND FINANCING AGREEMENTS

During October 1993, the Company issued $200 million principal amount of non-convertible, unsecured, unsubordinated Senior Notes (the "Senior Notes"). The Senior Notes mature on October 15, 2023 and bear interest at the rate of 7 1/8%, payable semiannually in arrears on April 15 and October 15. Debt issuance costs of approximately $2.2 million incurred in connection with the issuance of the Senior Notes have been deferred and are being amortized over the term of the Senior Notes. The interest expense on the Senior Notes was $14.3 million during 1996, 1995 and 1994. Interest paid on the Senior Notes was $14.3 million in 1996 and 1995 and $14.1 million in 1994. The estimated fair value of the Senior Notes based on quoted market prices was approximately $190.7 million at December 31, 1996.

10. EMPLOYEE BENEFITS AND COMPENSATION ARRANGEMENTS

The Company maintains a non-contributory defined contribution Money Purchase Pension Plan (the "Pension Plan") under which the Company contributes for each eligible employee an amount equal to the sum of (i) 4% of eligible compensation up to the taxable wage base (as such term is defined in the Pension Plan) (for 1997 set at $65,400) and (ii) 8% of eligible compensation in excess of the taxable wage base (up to the applicable earnings cap which for 1997 is $160,000). Substantially all employees of the Company are eligible for participation in the Pension Plan. The Company expensed $0.6 million, $0.7 million and $0.6 million for the years ended December 31, 1996, 1995, and 1994 respectively, related to the Pension Plan.

The Company maintains a tax-qualified employee thrift plan (the "Employee Thrift Plan"). Pursuant to Section 401(k) of the Internal Revenue Code, eligible employees of the Company are able to defer receipt of up to 12% of their annual salaries. Subject to limitations under applicable law, the Company matches up to 100% of the first 3% of annual salary deferred by employees and 50% of the next 3% of salary so deferred. The Company maintains a supplemental, non-qualified executive thrift plan (the "Executive Thrift Plan") under which members of executive management may defer certain amounts of base salary and receive limited matching contributions from the Company. Under the Executive Thrift Plan, ZRC matches, dollar-for-dollar, amounts deferred by participants under the Executive Thrift Plan up to 3% of annual salary in excess of $160,000 in 1997 and provides a 50% matching contribution for the next 3% of such excess salary so deferred. The Company expensed $0.7 million, $0.6 million and $0.5 million for the years ended December 31, 1996, 1995, and 1994, respectively, related to its Employee Thrift Plan and the Executive Thrift Plan.

The Company maintains a restricted stock plan (the "Restricted Stock Plan") pursuant to which participants may be granted an award of shares of the Company's Common Stock ("Restricted Stock") subject to certain restrictions including vesting requirements. As of December 31, 1996, the Company

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


had reserved 450,000 shares under the Restricted Stock Plan. Grants of Restricted Stock will generally vest upon completion of three to four years of continuous employment with the Company from the date of grant. The Company recognizes the related expense, which is the market value of the shares at the date of grant, over the vesting period using the straight-line method. During 1996, the Company issued 171,065 shares of non-vested restricted stock, with a weighted-average grant date fair value of $29.47 per share. The expense for the Restricted Stock Plan was $3.6 million, $1.7 million and $1.0 million for the years ended December 31, 1996, 1995 and 1994, respectively.

Effective January 1, 1996, the Company adopted a stock option plan (the "Stock Option Plan") pursuant to which the Company may issue options for the purchase of up to 1,844,000 shares of Common Stock. Initial grants under the Stock Option Plan consist of two types of options, each having ten year terms and generally vesting over four years. "Type A" options may not be exercised unless the appreciation of the Company's Common Stock exceeds 150% of the effective yield on 5-year U.S. Treasury obligations. "Type B" options may not be exercised unless the appreciation of the Company's economic book value exceeds 150% of the effective yield on 5-year U.S. Treasury obligations.

Grants of 503,575 shares of Common Stock were authorized (half Type A and half Type B), with exercise prices ranging from $29.88 per share to $30.36 per share. All of these options remain outstanding at December 31, 1996 and have a remaining contractual life of 9 years. None of these options were exercisable during the year or at December 31, 1996.

The fair value of the options granted were estimated on the date of grant using recognized option-pricing models. These models were developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, these models do not necessarily provide a reliable measure of the fair value of the employee stock options. The Company's valuation method utilized the following assumptions: a risk-free interest rate of 5.3%, which was adjusted by the annual percentage increase in the exercise price for the Type B option, a dividend yield of 0.2%, expected volatility of 14% and an expected life of 4 years. Based on these assumptions, the options granted have a weighted-average grant-date fair value of $5.60 per share. The Company recognizes the related expense, which is the fair value of the options at the date of grant, over the vesting period using the straight-line method. The Company expensed $0.7 million related to the Stock Option Plan in 1996.

The Company maintains a tax-qualified employee stock purchase plan (the "Purchase Plan"). An aggregate of 100,000 shares of the Common Stock has been reserved for issuance under the Purchase Plan. Subject to certain restrictions, substantially all full-time and certain part-time employees are eligible to purchase shares of the Common Stock at 85% of fair market value by means of payroll deductions of up to 10% of their salary. At December 31, 1996, 52,730 shares were outstanding under the Purchase Plan.

The Company maintains a stock repurchase program pursuant to which the Company's Board of Directors has authorized the repurchase of 500,000 shares of Common Stock. During 1996, the Company repurchased 200,000 shares of Common Stock for approximately $29.50 per share. These shares were repurchased for issuance to employees under various benefit and compensation arrangements.

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. DIVIDEND RESTRICTIONS AND STATUTORY FINANCIAL INFORMATION

DIVIDEND RESTRICTIONS
The payment of dividends by ZRC is subject to restrictions set forth in the Connecticut Insurance Code (the "Connecticut Code") which limit the aggregate amount of dividends or other distributions that ZRC may declare or pay within any 12-month period absent prior regulatory notification and approval. The Connecticut Code provides that no dividend or other distribution may be paid by a subject insurer (i) when the surplus of such insurer is less than (a) the minimum surplus required under the Connecticut Code to write specified lines of insurance or (b) the amount of surplus which bears a reasonable relationship to such insurer's liabilities based upon the type, volume and nature of the insurance business transacted, or (ii) when the payment of a dividend or other distribution would reduce such insurer's surplus to less than such amounts. The Connecticut Code further provides that a subject insurer may not pay any dividend or other distribution, without the Connecticut Commissioner's prior approval, in an amount exceeding such insurer's earned surplus, determined in accordance with Statutory Accounting Principles ("SAP"), as of the prior year end (adjusted to reflect a discount of certain unrealized gains on investments). In addition, the Connecticut Code provides that subject insurers may not pay any "extraordinary" dividends or distributions until (i) 30 days after the Connecticut Commissioner has received notice of the declaration thereof and has not within such period disapproved such payment or (ii) the Connecticut Commissioner has approved such payment. The Connecticut Code provides that an extraordinary dividend or distribution means any dividend or distribution of cash or other property, whose fair market value, together with that of other dividends or distributions made within the preceding 12-month period, exceeds the greater of 10% of surplus with respect to policyholders as of December 31 of the preceding year or 100% of net income for the 12-month period ending December 31 of the preceding year, both determined in accordance with SAP.

As of December 31, 1996, ZRC's total capital and surplus was $690.1 million and its earned surplus for purposes of certain general statutory dividend tests and, accordingly, its 1997 maximum dividend payment is $46.0 million. Dividends are declared only with prior approval of ZRC's Board of Directors. There were no dividends paid by ZRC to ZRCH during 1996.

STATUTORY FINANCIAL INFORMATION

Net income (loss) and statutory surplus of ZRC were as follows:


                                                                1996             1995              1994
                                                                ----             ----              ----
                                                                         (Dollars in thousands)

Net income (loss)..........................................  $  17,754      $     6,136           $ (41,933)
Statutory surplus..........................................    690,099          657,197             607,470

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ZRC prepares its statutory financial statements in accordance with accounting practices prescribed by the Insurance Department of the State of Connecticut (the "Connecticut Department"). Prescribed statutory accounting practices include a variety of publications of the National Association of Insurance Commissioners ("NAIC"), as well as state laws, regulations, and general administrative rules.

The NAIC's model risk-based capital regulations (the "RBC Model Act") requires insurance companies to calculate and report information under a risk-based capital formula which measures statutory capital and surplus needs based on the risks in a company's mix of business and investment portfolio. Based on its calculation as of December 31, 1996, ZRC exceeds all of the capital levels prescribed in the RBC Model Act.

12. RELATED PARTY TRANSACTIONS

In the normal course of business, the Company enters into both reinsurance and retrocessional agreements with its affiliates. The amounts assumed (net of cessions by the Company) pursuant to these agreements, including those discussed below, were as follows:

                                                           1996           1995           1994
                                                           ----           ----           ----
                                                                  (Dollars in thousands)
Premiums receivable (net of ceded balances
     payable of $3,018, $2,379 and $426 for
     1996, 1995 and 1994, respectively) ..........       $ 64,767       $ 50,019       $    383

Losses and loss adjustment expenses reserves
    (net of reinsurance recoveries of
     $16,624, $6,244 and $6,185 for 1996, 1995 and
     1994, respectively) .........................        140,008         36,702          5,880

Unearned premiums (net of prepaid reinsurance
     premiums of $2,481, $1,802 and $0 for 1996,
     1995 and 1994, respectively) ................        103,784         75,153          1,949

Premiums earned (net of premiums ceded of
     $4,427, $1,462 and $2,074 for 1996, 1995
     and 1994, respectively) .....................        182,952         41,256          2,148

Losses and loss adjustment expenses
     (net of reinsurance recoveries of $11,530,
     $1,062 and $(530) for 1996, 1995 and 1994,
     respectively) ...............................        132,608         32,979          3,275

Other underwriting expenses incurred (net of ceded
     commissions of $6, $50 and $180 for 1996,
     1995 and 1994, respectively) ................         50,071         11,451            680

Effective July 1, 1995, the Company entered into a domestic whole account quota share treaty with Zurich American (the "ZA Quota Share Agreement") and concurrently an excess of loss reinsurance agreement with Zurich (the "Retrocessional Agreement"), primarily to provide an aggregate loss limitation on business assumed under the ZA Quota Share Agreement. As of December 31, 1996 and 1995, net premiums written under these agreements were $176.8 million and $90.8 million, respectively,

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

and net premiums earned were $152.8 million and $27.1 million, respectively. The terms of the ZA Quota Share Agreement and the Retrocessional Agreement were negotiated and evaluated by ZRC by application of the actuarial pricing methodologies generally used by ZRC in evaluating contracts.

During May 1993, ZRC purchased two aggregate excess of loss reinsurance contracts from Zurich. The first contract provides for reimbursement by Zurich of all losses and allocated loss adjustment expenses incurred by ZRC subsequent to December 31, 1992, in connection with risks assumed prior to that date. While this coverage is considered retroactive, recoverables thereunder will be recognized immediately as ZRC will be reimbursed by Zurich as covered losses are incurred rather than as such losses are paid. The second contract provides for reimbursement by Zurich of all losses and allocated loss adjustment expenses incurred by ZRC subsequent to May 31, 1993 with respect to risks assumed from January 1, 1993 through May 31, 1993. In addition, under the second contract, Zurich will reimburse ZRC for losses and allocated loss adjustment expenses incurred by ZRC in excess of 75% of premiums earned after May 31, 1993 on business written prior to June 1, 1993. The total premiums for these contracts of $4.0 million were negotiated and evaluated by ZRC by application of the actuarial pricing methodologies generally used by ZRC in evaluating reinsurance contracts. As of December 31, 1996, there were no recoverables recorded pursuant to either of the aggregate excess of loss reinsurance contracts with Zurich. Zurich has a "AA+" claims-paying ability rating from Standard & Poor's Corporation and a "Aa1" financial strength rating from Moody's Investors Service.

The Company has entered into an investment management agreement (the "Investment Management Agreement") with Centre Investment Services, Limited ("CIS"), a wholly owned subsidiary of Zurich Centre Investments Limited, an indirect subsidiary of Zurich. Under the Investment Management Agreement, CIS manages a portion of the Company's investment portfolio in return for a fee based upon the average total market value of the assets under management as well as the performance of the portfolio. The 1996, 1995 and 1994 investment management fees related to CIS were $1.1 million, $1.0 million and $1.1 million, respectively.

In February 1994, ZRCH committed to invest $25.0 million in the limited partnership interests of Insurance Partners, L.P., a Delaware limited partnership ("Insurance Partners"). Insurance Partners is an investment fund established to sponsor and participate in acquisitions, recapitalizations, demutualizations and other structured transactions in the insurance industry. As of December 31, 1996 and 1995, ZRCH had invested approximately $8.2 million and $4.0 million, respectively, in Insurance Partners. Affiliates of the Company have interests in the general partner of Insurance Partners.

Refer to Footnote 8 for a discussion of an affiliated office lease arrangement.

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




13. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following is a summary of quarterly financial data, in thousands of dollars except per share data. Such quarterly information includes all adjustments, consisting solely of normal recurring accruals, necessary to present fairly the results of operations for such periods. Quarterly results may be affected by changes in the interest rate environment and catastrophic losses.

                                1ST QUARTER            2ND QUARTER              3RD QUARTER           4TH QUARTER
                                -----------            -----------              -----------           -----------
                              1996       1995        1996        1995        1996        1995       1996       1995
                              ----       ----        ----        ----        ----        ----       ----       ----

REVENUES
Net premiums written .....  $ 176,622  $ 115,623   $ 188,210   $ 129,102   $ 188,599   $ 173,784  $ 175,875  $ 183,785

Net premiums earned ......    173,812     90,999     164,818     117,245     174,425     133,144    171,274    161,200
Net investment income ....     21,582     16,722      22,385      20,620      23,309      21,500     24,927     21,207
Income from investment
    in Insurance Partners         258        650           0           0         145           0      2,887          0
Realized capital gains
    (losses) .............      1,421     (5,896)     (6,844)     12,654      (5,483)      7,772      5,835     18,996
Other income (loss) ......         46        (96)         27         (93)        373          50        300          9
                            ---------  ---------   ---------   ---------   ---------   ---------  ---------  ---------
      Total revenues .....    197,119    102,379     180,386     150,426     192,769     162,466    205,223    201,412

EXPENSES
Losses and loss
    adjustment expenses ..    126,277     67,673     115,335      88,817     123,001     101,687    121,192    118,171
Commissions and other
    operating costs and
    expenses .............     56,436     32,150      57,715      39,532      59,424      43,521     58,830     52,493
Interest and amortization
    expense ..............      3,844      3,524       3,841       4,268       3,917       4,177      3,917      3,913
                            ---------  ---------   ---------   ---------   ---------   ---------  ---------  ---------
      Total expenses .....    186,557    103,347     176,891     132,617     186,342     149,385    183,939    174,577
Income (loss) before
    income taxes .........     10,562       (968)      3,495      17,809       6,427      13,081     21,284     26,835
Federal income tax
    expense (benefit) ....      3,156      1,625         682      (1,507)      1,613       4,191      7,054      9,010
                            ---------  ---------   ---------   ---------   ---------   ---------  ---------  ---------
      Net income (loss) ..  $   7,406  $  (2,593)  $   2,813   $  19,316   $   4,814   $   8,890  $  14,230  $  17,825
                            =========  =========   =========   =========   =========   =========  =========  =========

PER SHARE DATA
Weighted average shares
    outstanding (in 000's)     26,133     26,132      26,161      26,169      26,185      26,182     26,192     26,196
                            =========  =========   =========   =========   =========   =========  =========  =========

Net income (loss) ........  $    0.28  $   (0.10)  $    0.11   $    0.74   $    0.18   $    0.34  $    0.54  $    0.68
                            =========  =========   =========   =========   =========   =========  =========  =========

Cash dividends declared...         --         --          --          --          --          --  $    0.10  $    0.10

Stock prices:
High .....................  $   32.63  $   30.38   $   32.25   $   30.75   $   31.38   $   30.00  $   32.75  $   30.50
Low ......................  $   29.38  $   28.50   $   29.88   $   28.63   $   28.63   $   28.00  $   29.13  $   28.25

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14.  SUBSEQUENT EVENT

During January 1997, Zurich announced a proposal to acquire all of the remaining shares of ZRCH not currently owned by Zurich for $36.00 per share (the "Proposed Transaction"). ZRCH's Board of Directors has appointed a special committee of its members to determine the advisability and fairness of that offer to ZRCH's other stockholders. The special committee has retained independent investment banking advisors and legal counsel to advise it on the fairness of the offer and is in the process of considering the offer. The special committee has indicated its intention to make a recommendation to ZRCH's Board of Directors with respect to the offer as soon as practicable. Consummation of the Proposed Transaction is subject to the approval of the Board of Directors and the stockholders of ZRCH and other conditions customary in this type of transaction. There can be no assurance that Zurich and the Board of Directors of ZRCH will reach an agreement with respect to the fairness of the Proposed Transaction or that, in the absence of such agreement, Zurich would proceed with the Proposed Transaction.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

See Item 1 "Business - Executive Officers of the Registrant" for information concerning the Executive Officers of the Company. Information concerning the Directors of the Company is set forth below.

The Board of Directors is divided into three classes. The regular terms of office for the Class I, Class II and Class III Directors expire at the 1997, 1998 and 1999 Annual Meetings of Stockholders, respectively. Four persons are to be elected at the 1997 Annual Meeting to hold office as Class I Directors for a term of three years and until their respective successors are elected and qualified. Class II and Class III Directors will not be elected at the Annual Meeting as their respective terms will continue.

CLASS I DIRECTORS
(To serve in office until 1997 Annual Meeting)

LAURENCE W. CHENG, age 49, has been a Director of the Company since March 1993. Mr. Cheng is Chief Investment Officer of Zurich Insurance Company. In 1996, Mr. Cheng was appointed President of Zurich Investment Management, Inc. He has served as a director of Centre Reinsurance since its founding in 1987 and as an executive officer since 1991. Mr. Cheng is a Fellow of the Casualty Actuarial Society, a Fellow of the Canadian Institute of Actuaries and a Member of the American Academy of Actuaries. Mr. Cheng holds a B.Sc. degree from the University of Hong Kong, an M.Sc. degree from the University of Western Ontario in Canada and an M.B.A. degree from York University in Toronto.

JUDITH RICHARDS HOPE, age 56, has been a Director of the Company since April 1993. Since 1981, Mrs. Hope has served as a senior partner in the law firm of Paul, Hastings, Janofsky & Walker. Previously, she served as Associate Director of the White House Domestic Council and Vice Chairman of the President's Commission on Organized Crime. Mrs. Hope is a director of General Mills, Inc., the Union Pacific Corporation, Zurich Holding Company of America (a Zurich affiliate) and American Guarantee & Liability Insurance Co. (a Zurich affiliate). She is a member of the Harvard Corporation, president of the International Law Institute, a trustee of the United States Supreme Court Historical Society and a member of the Council on Foreign Relations.

MICHAEL D. PALM, age 45, has been a Director of the Company since March 1993. Mr. Palm is an Executive Vice President and director of ZCI. Mr. Palm co-founded Centre Reinsurance Holdings Limited ("Centre Reinsurance") in 1987 and currently serves as Vice Chairman and a director of that company and its subsidiaries. Prior to joining Centre Reinsurance, Mr. Palm was Vice President of National Indemnity Company, a subsidiary of Berkshire Hathaway, Inc., with reinsurance underwriting responsibility. Previously, Mr. Palm was a commercial lending officer in the International Division of the Bank of Boston. Mr. Palm holds an A.B. degree from Yale College and an M.A. degree from Harvard University.

GEORGE G.C. PARKER, age 58, has been a Director of the Company since March 1994. Since 1993, Mr. Parker has served as the Dean Witter Professor of Finance, Associate Dean for Academic Affairs, and director of the MBA Program at the Graduate School of Business at Stanford University. Mr. Parker has been affiliated with Stanford University since 1973, holding such positions as director of Stanford Sloan Program for Executives, director of Executive Education, Stanford Business School and Co-Director, Executive Program for Smaller Companies. Mr. Parker is a director of the California Casualty Group of Insurance Companies, Continental Airlines, Inc., RCM Mutual Funds, Bailard, Biehl and Kaiser, Inc. (Investment Advisors), Peninsula Banking Group and H. Warshow & Sons, Inc. Mr. Parker is a published author and a consultant to various corporations and banks on financial management, strategy and organizational development. Mr. Parker holds a B.A. degree from Haverford College and an M.B.A. degree and Ph.D. from Stanford University.

CLASS II DIRECTORS
(To serve in office until 1998)

WILLIAM H. BOLINDER, age 53, has been a Director of the Company since June 1993. Since October 1994, Mr. Bolinder has served as a Member of Zurich's Corporate Executive Board. Mr. Bolinder joined Zurich in 1986 as chief operating officer of Zurich American Insurance Group ("ZA") and in 1987 was appointed ZA's chief executive officer. Between 1987 and 1994, Mr. Bolinder served as President, Chief Executive Officer and a director of Zurich's affiliated companies in the U.S. Mr. Bolinder serves on the executive committee of the American Institute for Chartered Property and Casualty Underwriters and the Insurance Institute of America. He is the founding president of the Northwest Cultural Council and serves on its board of directors. Mr. Bolinder holds a B.S. degree from the University of Massachusetts - Dartmouth.

PHILIP CALDWELL, age 77, has been a Director of the Company since April 1993. Since 1985, Mr. Caldwell has been a director and a senior managing director of Lehman Brothers Inc. (and its predecessor company, Shearson Lehman Brothers, Inc.). He succeeded Henry Ford II as Chief Executive Officer of Ford Motor Company in 1979 and as Chairman and Chief Executive Officer in 1980. He retired from these positions at Ford Motor Company in 1985 and from its board of directors in 1990. Mr. Caldwell is a director of Zurich Holding Company of America (a Zurich affiliate), American Guarantee & Liability Insurance Co. (a Zurich affiliate), The Mexico Fund, Waters Corporation and Russell Reynolds Associates, Inc. and is Chairman of MT Investors Inc. He has served as a director of The Chase Manhattan Corporation, The Chase Manhattan Bank, N.A., Digital Equipment Corporation, Federated Department Stores, Inc., the Kellogg Company, Shearson Lehman Brothers Holdings, Inc., Specialty Coatings International, Inc. and Castech Aluminum Group Inc. He is a member of the Business Council, The Conference Board, the Council on Foreign Relations, the U.S. Council of the Mexico-United States Business Committee, the Board of Advisors of the Jerome Levy Economics Institute, the U.S. Advisory Board of The European Institute of Business Administration, and a trustee of Muskingum College, the Committee for Economic Development and the Winterthur Museum and Gardens. Mr. Caldwell holds a B.A. degree from Muskingum College and an M.B.A. degree from the Harvard Business School.

ROBERT T. MARTO, age 51, has been a Director of the Company since March 1993. Since 1993, he has served as President, Chief Executive Officer and a director of White River Corporation. Between 1990 and 1993, Mr. Marto served as President and a director of Fund American Enterprises, Inc., a subsidiary of Fund American Enterprises Holdings, Inc. and as Executive Vice President, Chief Financial Officer and a director of Fund American Enterprises Holdings, Inc. Mr. Marto joined Fireman's Fund Insurance Company, formerly a subsidiary of Fund American, in 1975 and served there in various capacities from 1975 to 1990. Mr. Marto serves as a director of Vicorp Restaurants, Inc. and CCC Information Services Group, Inc. Mr. Marto holds a B.A. degree from Iona College.

PETER J. NEFF, age 58, has been a Director of the Company since June 1996. Since January 1997, he has served as Chairman and Chief Executive Officer of Genovo, Inc. From 1991 to 1996, Mr. Neff served as President and Chief Executive Officer of, and from 1987 to 1991 he served as President and Chief Operating Officer of, Rhone Poulenc, Inc. From 1985 to 1987, Mr. Neff served as President and Chief Executive Officer of St. Joe Minerals Corporation. Mr. Neff serves as a director on the boards of Envirogen, Inc., the French-American Chamber of Commerce and the Rider University Board of Trustees. Mr. Neff holds a B.S. degree from Rutgers University and an M.B.A degree from Rider College.

CLASS III DIRECTORS
(To serve until 1999)

ROLF HUEPPI, age 54, has been a Director of the Company since March 1993. Mr. Hueppi has been employed by Zurich in various capacities since 1963. In 1990 he was appointed Chief Operating Officer and in 1991 was appointed President and Chief Executive Officer. Since 1995 he has served as its Chairman and Chief Executive Officer. In addition to his executive responsibilities, Mr. Hueppi serves as a director of various affiliates of Zurich, including Chairman of ZCI. Mr. Hueppi holds a Swiss commercial diploma.

STEVEN M. GLUCKSTERN, age 45, has been Chairman of the Company since March 1993. From March 1993 to June 1996 he served as Chief Executive Officer of the Company and from March 1993 to June 1995 as President of the Company. In March 1997, Mr. Gluckstern was appointed to serve as a member of Zurich's Corporate Executive Board. Mr. Gluckstern is President and a director of ZCI and serves as a director of ZCI's operating subsidiaries. During 1995, he served as a director of Zurich Kemper Investment Management, Inc. and certain of their respective operating subsidiaries. Since 1987, he has served as an executive officer and a director of Centre Reinsurance as well as a director of certain of its operating subsidiaries. Before joining Centre Reinsurance, Mr. Gluckstern was President of Columbia Insurance Company and Senior Vice President of National Indemnity Company, each insurance subsidiaries of Berkshire Hathaway, Inc. Mr. Gluckstern was previously employed as Chief Financial Officer and Vice President for Finance and Administration of Healthco International Inc. Mr. Gluckstern also has experience as an educator and holds a B.A. degree from Amherst College, a Doctor of Education degree from the University of Massachusetts and an M.B.A. degree from Stanford University where he was an Arjay Miller Scholar.

RICHARD E. SMITH, age 51, has been a Director of the Company since March 1993. Since June 1996 he has served as Chief Executive Officer of the Company and since June 1995 as President of the Company. From March 1993 to June 1996 Mr. Smith served as Chief Operating Officer. Mr. Smith served as Senior Vice President, Business Development of Centre Reinsurance from 1992 until March 1993. From 1982 until 1992, Mr. Smith was employed by Guy Carpenter & Company, Inc., most recently as Senior Vice President, and was a member of the board of directors. From 1975 to 1982, Mr. Smith was employed by A.M. Best Company, Inc., most recently as Vice President in charge of the property-casualty ratings division. He holds a B.A. degree from United States International University in San Diego.

DETLEF STEINER, age 50, has been a Director of the Company since September 1994. He joined Zurich in July 1991 as Deputy General Manager and in 1993 was appointed General Manager and Senior Executive Vice President of Zurich. In addition to these responsibilities, Mr. Steiner serves as a director of various affiliates and subsidiaries of Zurich. Between 1987 and 1991, he was the Deputy General Manager of Deutsche Lloyd Life Insurance and Deutsche Lloyd Insurance. Mr. Steiner holds a Doctor of Mathematics degree from the Technical University of Munich, Germany.

                                   COMMITTEES

EXECUTIVE COMMITTEE
The Executive Committee of the Board of Directors consists of Messrs. Gluckstern, Steiner, Hueppi, Palm, Parker and Smith. The Executive Committee has all the powers of the Board of Directors, when it is not in session, in the management of the business and affairs of the Company, except as otherwise provided in the Company's by-laws or in resolutions of the Board of Directors and under applicable law. The Executive Committee conducted four meetings during 1996.

FINANCE/INVESTMENT COMMITTEE
The Finance/Investment Committee of the Board of Directors consists of Messrs. Cheng, Gluckstern, Neff, Parker and Palm. The Finance/Investment Committee is responsible for reviewing investment guidelines for the portfolios of the Company, for assessing the performance of the Company's investment advisors with respect to such portfolios and for providing advice and assistance to management as appropriate in the evaluation of specific investments and other business opportunities. The Finance/Investment Committee conducted five meetings during 1996.

COMPENSATION COMMITTEE
The Compensation Committee of the Board of Directors (the "Compensation Committee") consists of Messrs. Caldwell, Hueppi and Palm. The Compensation Committee administers the Company's various long-term incentive and stock plans and periodically reviews the Company's executive compensation arrangements and makes recommendations to the Board of Directors with respect thereto. No member of the Compensation Committee may be an employee of the Company or be eligible to receive grants under any plan that the Compensation Committee administers for the benefit of employees of the Company. The Compensation Committee conducted six meetings during 1996.

AUDIT COMMITTEE
The Audit Committee of the Board of Directors consists of Messrs. Caldwell, Marto and Neff. The Audit Committee submits recommendations to the Board of Directors with respect to the selection of the Company's independent public accountants and on any other matters it deems appropriate. It reviews the annual financial statements of the Company with the Company's independent public accountants, the practices and procedures adopted by the Company in the preparation of such statements and the scope of the independent public accountant's annual audit. The Audit Committee is required to meet at least twice yearly with such accountants and at any time when considered appropriate by the committee. The Audit Committee conducted four meetings during 1996.

CONFLICT COMMITTEE
The Conflict Committee of the Board of Directors consists of Mrs. Hope and Messrs. Marto, Neff and Parker. The Conflict Committee reviews transactions between the Company and its operating subsidiaries and other affiliates. All transactions between Zurich, ZCI or their affiliates (other than the Company), on the one hand, and the Company, on the other hand, are subject to the approval of the Conflict Committee. The Conflict Committee conducted four meetings during 1996.

The Board of Directors has no nominating committee or committee which serves a similar function.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of the common stock, to file with the SEC and the New York Stock Exchange initial reports of beneficial ownership and reports of changes in beneficial ownership of common stock of the Company. Such persons are also required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and representations that no other reports were required and except as noted in the next two sentences, during 1996 all Section 16(a) filing requirements applicable to such persons were complied with. A Form 4 timely filed on behalf of Isaac Mashitz for March 1994 disclosing his acquisition of 848 shares of Common Stock inadvertently failed to note that 400 of such shares were immediately transferred to two of his minor children. Once the omission was discovered, an amendment was promptly filed.

ITEM 11.  EXECUTIVE COMPENSATION.

SUMMARY COMPENSATION TABLE
The following table sets forth cash and other compensation paid or earned for services rendered in 1996 (except as otherwise provided) to the two individuals serving as Chief Executive Officer of the Company during 1996 and each of the four most highly compensated executive officers of the Company (other than the Chief Executive Officer) whose cash compensation exceeded $100,000 (together, the "Named Executives" and each a "Named Executive"):


                                                                                   LONG TERM COMPENSATION
                                                                                   ----------------------
                                                     ANNUAL COMPENSATION                   AWARDS              PAYOUTS
                                                     -------------------                   ------              -------
                                                                       OTHER
                                                                        ANNUAL    RESTRICTED   SECURITIES                 ALL OTHER
                                                                         COMP-      STOCK      UNDERLYING      LTIP         COMP-
 NAME AND PRINCIPAL POSITION         YEAR    SALARY         BONUS      ENSATION    AWARD(S)   OPTIONS/SARS    PAYOUTS     ENSATION
 ---------------------------         ----    ------         -----      --------    -------    ------------    -------     --------
                                     (1)       ($)          ($)(2)        ($)        ($)(3)       (#)(4)         ($)        ($)(5)

Steven M. Gluckstern, Chairman       1996   $ 250,000(6)  $      --   $      --   $      --           --           --   $  48,020
                                     1995     795,500       600,000          --     728,125           --           --      46,589
                                     1994     772,500       500,000          --          --      (65,175)          --      36,894

Richard E. Smith, Director,          1996   $ 479,166     $ 575,000   $      --   $      --       80,000           --   $  31,802
President and Chief Executive        1995     424,000       550,000          --     728,125           --           --      29,293
Officer                              1994     412,000       350,000          --     158,813           --           --      20,270


Peter R. Porrino, Executive Vice     1996   $ 318,958     $ 400,000   $      --   $      --       44,000           --   $  24,342
President                            1995     265,000       300,000          --     356,781           --           --      21,890
                                     1994     257,500       190,000          --      98,313           --           --      12,081

Isaac Mashitz, Senior Vice           1996   $ 275,500     $ 310,000   $      --   $      --       24,000           --   $  22,319
President and Chief Actuarial        1995     265,000       300,000          --     356,781           --           --      21,890
Officer                              1994     257,500       190,000          --      98,313           --           --      12,298


Adrienne W. Reid, Senior Vice        1996   $ 260,000     $ 310,000   $      --   $      --       24,000           --   $  19,947
President and Chief Treaty           1995     231,000       275,000          --     415,700           --           --      20,307
Underwriting Officer                 1994     206,000       110,000          --      30,250           --           --       9,665


Gerald S. King, Senior Vice          1996   $ 260,000     $ 290,000   $      --   $      --       24,000           --   $  21,597
President and Chief Facultative      1995     244,500       275,000          --     372,763           --           --      20,935
Underwriting Officer                 1994     232,000       116,000          --      30,250           --           --      11,414

----------

1. In accordance with applicable SEC rules, information regarding cash and other compensation paid or earned by the Named Executives has been provided for calendar years 1994, 1995 and 1996. Mr. Gluckstern commenced employment with the Company and ZRC on March 9, 1993; Mr. Smith commenced employment with the Company and ZRC on March 9, 1993; Mr. Porrino commenced employment with the Company and ZRC on March 29, 1993; Mr. Mashitz commenced employment with the Company and ZRC on April 30, 1993; Ms. Reid commenced employment with the Company on June 29, 1995 and ZRC on August 9, 1993 and Mr. King commenced employment with the Company on June 29, 1995 and ZRC on July 16, 1993.

2. The basis for determining annual incentive bonus awards for 1996 is described in the Compensation Committee Report included elsewhere in this
     Item 11 "Executive Compensation".

3. Values for grants of restricted stock determined based on per share grant date closing price for the Common Stock. At December 31, 1996, each individual in the Summary Compensation Table had outstanding shares of restricted stock with aggregate values as follows: Mr. Gluckstern, 25,000 shares worth $781,250; Mr. Smith, 48,107 shares worth $1,503,344; Messrs. Mashitz and Porrino, each 24,429 shares worth $763,406; Ms. Reid and Mr. King, each 16,900 shares worth $528,125. Mr. Gluckstern's shares of restricted stock will vest in three equal annual increments commencing in 1997. Of Mr. Smith's 48,107 shares of restricted stock, 1,312 shares vested during 1995, 1,313 shares vested during 1996, 27,502 shares will vest during 1997, 9,646 shares will vest during 1998 and 8,334 shares will vest during 1999. Of the 24,429 shares of restricted stock granted to each of Messrs. Mashitz and Porrino, 812 shares vested during 1995, 813 shares vested during 1996, 13,824 shares will vest during 1997, 4,896 shares will vest during 1998 and 4,084 shares will vest during 1999. Of the 16,900 shares of restricted stock granted to Ms. Reid, 250 shares vested during 1995, 250 shares vested during 1996, 4,083 shares will vest during 1997, 2,583 shares will vest in 1998, 4,734 shares will vest in 1999 and 2,500 shares will vest in each of 2000 and 2001. Of the 16,900 shares of restricted stock granted to Mr. King, 250 shares vested during 1995, 250 shares vested during 1996, 5,583 shares will vest during 1997, 2,583 shares will vest during 1998, 4,234 shares will vest in 1999 and 2,000 shares will vest in each of 2000 and 2001. The Compensation Committee of the Company's Board of Directors may provide for acceleration of the vesting period and pro rata vesting upon certain events, including, without limitation, termination of a participant's employment by reason of death, disability or by the Company without cause. Holders of shares of restricted stock are entitled to receive the same dividends as those paid on the outstanding shares of Common Stock. During the restriction period, shares of restricted stock remain unvested and may not be sold, assigned, transferred, pledged, encumbered or otherwise disposed of or hypothecated. Holders of shares of restricted stock are entitled to all of the rights of stockholders of the Company, including the right to vote the shares and to receive any cash dividends. Stock dividends issued with respect to such shares, if any, are treated as additional grants of restricted stock subject to the same restrictions and other terms and conditions that apply to the shares of restricted stock with respect to which such stock dividends are issued.

4. Figures for 1996 represent the number of shares of Common Stock of the Company underlying stock options granted pursuant to the Zurich Reinsurance Centre Holdings, Inc. 1995 Stock Option Plan during fiscal year ending December 31, 1996. See the discussion elsewhere in this Item 11 "Executive Compensation" captioned "Other Company Benefit Plans -- Stock Option Plan." The figure for 1994 for Mr. Gluckstern represents a release by Mr. Gluckstern of 65,175 participations under the Company's then existing Long Term Performance Incentive Plan for regrant to other participants. Effective December 31, 1995, the Compensation Committee resolved to terminate the Company's Long Term Performance Incentive Plan.

5. Represents the dollar value of life insurance premiums paid on behalf of the named persons and employer contributions under ZRC's 401(k), money purchase pension and executive thrift plans. The aggregate amount paid on behalf of Mr. Gluckstern during 1996 for life insurance premiums was $1,290 and the total amount paid as employer plan contributions was $46,730. The aggregate amount paid on behalf of Mr. Smith during 1996 for life insurance premiums was $747 and the total amount paid as employer plan contributions was $31,055. The aggregate amount paid on behalf of Mr. Porrino during 1996 for life insurance premiums was $497 and the total amount paid as employer plan contributions was $23,845. The aggregate amount paid on behalf of Mr. Mashitz during 1996 for life insurance premiums was $429 and the total amount paid as employer plan contributions was $21,890. The aggregate amount paid on behalf of Ms. Reid during 1996 for life insurance premiums was $405 and the total amount paid as employer plan contributions was $19,542. The aggregate amount paid on behalf of Mr. King during 1996 for life insurance premiums was $405 and the total amount paid as employer plan contributions was $21,192.

6. On June 1, 1996, Mr. Gluckstern resigned as Chief Executive Officer of the Company but remained as Chairman. In 1996 Mr. Gluckstern was paid $827,500 as base salary of which $577,500 is to be reimbursed to the Company by ZCI or its affiliates. In addition, Mr. Gluckstern is party to certain employment agreements with ZCI. Amounts paid to, or earned by Mr. Gluckstern under the terms of such agreements have not been reflected in the foregoing balances. Such amounts related solely to services rendered by Mr. Gluckstern to ZCI and its subsidiaries other than the Company.

LETTER AGREEMENTS OF EMPLOYMENT, TERMINATION OF EMPLOYMENT AND CHANGE IN CONTROL ARRANGEMENTS

The Company has entered into letter agreements of employment (the "Agreements") with the Named Executives. In general, the Agreements provide for payment of the base salary and other benefits outlined on the Summary Compensation Table and eligibility for annual salary reviews and incentive compensation. The Agreements generally provide that if the Company terminates the employment of a Named Executive without Cause (as such term is defined in the Agreements), the Company will continue to pay amounts of base salary and will continue all employee benefits, as in effect immediately prior to such termination, until such executive shall secure permanent employment, subject to a maximum of twelve months. In the event of a termination of employment by the Company without Cause, or in the event of death or permanent and total disability (as defined in the Agreements) of a Named Executive, awards made pursuant to the Company's Restricted Stock Plan (as described below) will become immediately vested and redeemable. In connection with the Stock Option Plan (defined below), the Company has entered into stock option agreements (the "Option Agreements") with the Named Executives, other than Mr. Gluckstern. The Option Agreements generally provide that in the event the Named Executive's employment with the Company is terminated (i) by the Company without Cause (as such term is defined in the Option Agreements, the Stock Option Plan or any applicable employment agreement or employment letter) or (ii) by the Named Executive with Good Reason (as such term is defined in the Option Agreements, the Stock Option Plan or any applicable employment agreement or employment letter) in conjunction with or within two years of a "Change of Control" of the Company, then all outstanding options held by such Named Executive will become fully vested and immediately exercisable. Change of Control is defined as any transaction, circumstance or occurrence following which Zurich, taken together with all of its majority-owned subsidiaries, does not, directly or indirectly, own more than 25% of the outstanding capital stock of the Company.

BOARD AND COMMITTEE COMPENSATION AND BENEFITS

Each Director who is not an employee of the Company, ZCI, Zurich or their affiliates receives an annual retainer of $25,000, $2,000 for each Board of Directors meeting attended, $1,000 for each Audit, Compensation, Conflict, Executive or Finance/Investment committee meeting attended, and $1,500 for attendance at each meeting of the Special Committee formed to review the Proposed Transaction. In addition, Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board of Directors and committees thereof. Directors who are employees of the Company, ZCI, Zurich or their affiliates, do not receive any fees for serving on the Company's Board of Directors or for committee service. Certain of the Company's Directors are entitled to participate in the Company's Common Stock Purchase Plan for Non-Employee Directors. Pursuant to this plan, Directors may defer receipt of board fees and receive the amount of these fees in an equivalent number of shares of Common Stock.

The Board of Directors conducted four meetings during 1996. Each Director was present for at least 75% of the total number of meetings of the Board and any committee in respect of which such Director is a member.

STOCK OPTIONS
The following table contains information concerning the grant of options under the Zurich Reinsurance Centre Holdings, Inc. 1995 Stock Option Plan (the "Stock Option Plan") to each of the Named Executives during the fiscal year ended December 31, 1996. The Stock Option Plan does not permit the issuance of stock appreciation rights.

                       OPTION GRANTS IN LAST FISCAL YEAR


                                           INDIVIDUAL GRANTS
                        ------------------------------------------------------------
                                             PER CENT OF                                    POTENTIAL REALIZABLE VALUE AT
                        NUMBER OF SE-       TOTAL OPTIONS                                ASSUMED ANNUAL RATES OF STOCK PRICE
                       CURITIES UNDER-       GRANTED TO                                    APPRECIATION FOR OPTION TERM(2)
                        LYING OPTIONS       EMPLOYEES IN     EXERCISE     EXPIRATION     ------------------------------------
NAME                    GRANTED(#)(1)        FISCAL YEAR   PRICE ($/SH)      DATE               5%                     10%
----                    -------------       ------------   ------------   ----------      ----------                ---------

Steven M. Gluckstern...         --                --%           $    --           --      $       --               $       --

Richard E. Smith.......     60,000              11.9             29.875     1/1/2006       1,127,280                2,856,780
                            20,000               4.0             30.356     1/1/2006         381,800                  967,600

Peter R. Porrino.......     24,000               4.8             29.875     1/1/2006         450,912                1,142,712
                            20,000               4.0             30.356     1/1/2006         381,800                  967,600

Isaac Mashitz..........     24,000               4.8             29.875     1/1/2006         450,912                1,142,712

Adrienne W. Reid.......     24,000               4.8             29.875     1/1/2006         450,912                1,142,712

Gerald S. King.........     24,000               4.8             29.875     1/1/2006         450,912                1,142,712


--------------------
(1) Represents number of shares covered by non-qualified stock options to acquire shares of Common Stock granted pursuant to the terms of the Stock Option Plan. Each of these grants consists of an equal share number of Type A Options and Type B Options. The exercisability of Type A Options is contingent upon the satisfaction of financial performance hurdles relating to the Common Stock's share price performance during the term of the Option. The exercisability of Type B Options is contingent upon the satisfaction of financial performance hurdles relating to increases in the Company's Intrinsic Value (as such term is used in the Stock Option Plan) per common share during the term of the Option. See the discussion elsewhere in this Item 11 "Executive Compensation" captioned "Other Company Benefit Plans -- Stock Option Plan."

(2) Foregoing values estimated assuming the full satisfaction of financial exercisability conditions respecting Type A Options and Type B Options issued to date under the Stock Option Plan. The exercisability of Type A Options is contingent upon the satisfaction of financial performance hurdles relating to the Common Stock's share price performance during the term of the Option. The exercisability of Type B Options is contingent upon the satisfaction of financial performance hurdles relating to increases in the Company's Intrinsic Value (as such term is used in the Stock Option
     Plan) per common share during the term of the Option. See the discussion elsewhere in this Report captioned "Other Company Benefit Plans -- Stock Option Plan."

The following table sets forth information for each of the Named Executives with respect to the value of options exercised during the fiscal year ended December 31, 1996 and the value of outstanding and unexercised options held as of that date, based upon the market value of the Common Stock of $31.25 per share on that date. There were no options exercised by the Named Executives during the fiscal year ended December 31, 1996.

                AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR
                       AND FISCAL YEAR-END OPTION VALUES

                                                              NUMBER OF SECURITIES
                            SHARES                        UNDERLYING UNEXERCISED OPTIONS  VALUE OF UNEXERCISED IN-THE-MONEY
                          ACQUIRED ON           VALUE          AT FISCAL YEAR-END          OPTIONS AT FISCAL YEAR-END($)(1)
                          EXERCISE(#)         REALIZED     ----------------------------   -----------------------------------
NAME                                             ($)        EXERCISABLE   UNEXERCISABLE   EXERCISABLE           UNEXERCISABLE
----                    -------------       ------------   ------------   -------------   ----------            -------------

Steven M. Gluckstern...         --                --                 --           --          $--                  $     --

Richard E. Smith.......         --                --                 --       80,000           --                  $100,380

Peter R. Porrino.......         --                --                 --       44,000           --                  $ 50,880

Isaac Mashitz..........         --                --                 --       24,000           --                  $ 33,000

Adrienne W. Reid.......         --                --                 --       24,000           --                  $ 33,000

Gerald S. King.........         --                --                 --       24,000           --                  $ 33,000



----------------------------------------

(1) Represents the difference between the closing market price of the Common Stock at December 31, 1996 of $31.25 per share and the exercise price per share of in-the-money options multiplied by the number of shares underlying the in-the-money options. The options are subject to the vesting and exercisability requirements set forth in the Stock Option Plan. See the discussion elsewhere in this Report captioned "Other Benefit Plans -- Stock Option Plan."

                           OTHER COMPANY BENEFIT PLANS

STOCK OPTION PLAN
The Zurich Reinsurance Centre Holdings, Inc. 1995 Stock Option Plan (the "Stock Option Plan") was adopted in November 1995 as a replacement for the Company's then-existing, cash-based long term incentive compensation plan. The Stock Option Plan provides for grants of incentive stock options and non-qualified stock options covering up to 1,844,000 shares of Common Stock representing approximately 7% of the total number of shares of Common Stock issued and outstanding at the time of the Stock Option Plan. Grants under the Stock Option Plan have been made effective as of January 1, 1996 covering approximately 504,000 shares of Common Stock (representing approximately 2.0% of the number of shares of Common Stock issued and outstanding as of December 31, 1996 and 27% of the aggregate number of Options authorized to be granted under the terms of the Stock Option Plan). These grants consisted of an equal number of Type A Options and Type B Options.

For grants of both Type A and Type B Options made to date, exercise prices have been set at prices ranging between $29.875 and $30.356 per share reflecting the trading values for the Company's Common Stock in the ten trading days immediately preceding the grant date. As of December 31, 1996, the closing per share price for the Common Stock on the New York Stock Exchange was $31.25. Each Type A Option and Type B Option granted to date vests in full on the fourth anniversary of the date of grant (the "Grant Date") provided that the Optionee has been continuously employed by the Company from the Grant Date until the date on which such Option is scheduled to vest. Each Type A Option, to the extent vested, becomes exercisable only if the "Share Appreciation Amount" (as such term is used in the Stock Option Plan) for the period from the Grant Date until the fourth anniversary of such date (the "Initial Exercisability Date") exceeds the "Share Appreciation Hurdle" (as such term is used in the Stock Option Plan) determined with respect to the same period, or, in the event such condition is not satisfied with respect to the Initial Exercisability Date, on any subsequent annual anniversary of the Initial Exercisability Date (each, a "Subsequent Exercisability Date") as to which the Share Appreciation Amount for the period from the Grant Date until the such Subsequent Exercisability Date shall exceed the

Share Appreciation Hurdle determined for that period and provided, further, that the Optionee therefor shall remain a full-time employee of the Company on and as of such Subsequent Exercisability Date. Each Type B Option, to the extent vested, will become exercisable only if the Intrinsic Value Appreciation Amount (as such term is used in the Stock Option Plan) for the period from the Grant Date until the Initial Exercisability Date exceeds the Intrinsic Value Appreciation Hurdle (as such term is used in the Stock Option Plan) determined with respect to the same period, or, in the event such condition is not satisfied with respect to the Initial Exercisability Date, on any Subsequent Exercisability Date in respect of which the Intrinsic Value Appreciation Amount for the period from the Grant Date until the such Subsequent Exercisability Date shall exceed the Intrinsic Value Appreciation Hurdle determined with respect to the same period and provided that the Optionee therefor shall remain a full-time employee of the Company on such Subsequent Exercisability Date.

Vested Options which do not become exercisable in accordance with the foregoing will be forfeited. Vested Options which become exercisable in accordance with the foregoing will not become non-exercisable in the event that the conditions set forth above are later not met as of a date subsequent to the Initial Exercisability Date or Subsequent Exercisability Date, as the case may be.

RESTRICTED STOCK PLAN
The Company maintains a Restricted Stock Plan (the "Restricted Stock Plan") under which participants are granted an award of restricted stock (the "Restricted Stock") by the Compensation Committee. There are 450,000 shares of Common Stock which may be granted thereunder. Each award is subject to such restrictions, terms and conditions as the Compensation Committee may deem appropriate. Such restrictions include requirements that the Restricted Stock be deposited with the Company while subject to any restrictions and the requirement that the Restricted Stock be forfeited upon termination of employment for specified reasons within a specified period of time. Under the Restricted Stock Plan, shares of Restricted Stock become unrestricted and vest in accordance with the vesting schedule relating to the service performance restriction applicable to each grant.

During the restriction period, the Restricted Stock remains unvested and may not be sold, assigned, transferred, pledged, encumbered or otherwise disposed of or hypothecated. Holders of shares of Restricted Stock are entitled to all of the rights of a stockholder of the Company, including the right to vote the shares and to receive any cash dividends. The Compensation Committee may determine the number of shares of Restricted Stock to be granted in the future and may impose different terms and conditions on any particular Restricted Stock grant made to any employee.

All employees of the Company are eligible to receive grants under the Restricted Stock Plan. As of December 31, 1996, the Company and ZRC together had approximately 235 employees. As of March 21, 1997, the Compensation Committee has granted 368,398 shares under the Restricted Stock Plan, of which 153,360 have vested and 24,949 have been forfeited.

EMPLOYEE STOCK PURCHASE PLAN
The Company maintains an employee stock purchase plan (the "Purchase Plan") which is intended to meet the applicable requirements of Section 423 of the Internal Revenue Code of 1986, as amended (the "Code"). All full-time and certain part-time employees of the Company designated by the Compensation Committee are eligible to purchase shares of the Common Stock by means of payroll deductions, subject to any minimum service requirements imposed by the Compensation Committee. Eligible employees may elect to participate in semi-annual offering periods ("Offering Periods") under the Purchase Plan by authorizing after-tax payroll deductions of up to 10% (in whole percentages) of their salary for the purchase of shares of the Common Stock. The Purchase Plan has a term of 10 years. An aggregate of

100,000 shares of the Common Stock has been reserved for issuance under the Purchase Plan. (The Company may also purchase shares of the Company's common stock in the open market for sale to employees under the Purchase Plan.)

Unless the Compensation Committee determines at the inception of an Offering Period that a higher price will apply, the price at which shares of the Common Stock will be purchased under the Purchase Plan at the end of each Offering Period will be 85% of the Fair Market Value (as defined in the Purchase Plan) of the shares at the beginning or end of an Offering Period, whichever is less. No participating employee will be entitled in any offering period under the Purchase Plan to purchase the Common Stock having an aggregate Fair Market Value at the beginning of such Offering Period in excess of $12,500. Additional restrictions apply to persons deemed to be "insiders" under Section 16 of the Securities Exchange Act of 1934 (the "Exchange Act") in order to comply with the exemption provided by Rule 16b-3 of the Exchange Act.

OTHER EMPLOYEE BENEFIT PLANS
Effective as of January 1, 1994, ZRC adopted an employee thrift plan (the "Employee Thrift Plan") qualified under the Code. Pursuant to Section 401(k) of the Code, eligible employees of ZRC are able to defer receipt of up to 12% of their annual salaries with discretionary matching contributions made by ZRC for up to 6% of such amounts. Subject to limitations under applicable law, ZRC matches up to 100% of the first 3% of annual salary deferred by employees and up to 50% of the next 3% of salary so deferred. In addition, effective as of January 1, 1994, ZRC adopted a non-contributory, defined contribution money purchase pension plan (the "Pension Plan") under which ZRC contributes for each eligible employee an amount equal to the sum of (i) 4% of eligible compensation up to the Taxable Wage Base (as such term is defined in the Pension Plan) (for 1997, set at $65,400) and (ii) 8% of eligible compensation (up to the applicable earnings cap which, for 1997, is $160,000) in excess of the Taxable Wage Base. Effective as of February 1, 1994, ZRC adopted a supplemental, non-qualified executive thrift plan (the "Executive Thrift Plan") under which select members of executive management may defer certain amounts of base salary and receive limited matching contributions from ZRC. Under the Executive Thrift Plan, ZRC matches, dollar-for-dollar, amounts deferred by participants under the Executive Thrift Plan up to 3% of annual salary in excess of $160,000 for 1997 and provides a 50% matching contribution for the next 3% of such excess salary so deferred. Effective January 1997, participants may also defer certain amounts of bonus compensation without receiving a matching contribution.

                          COMPENSATION COMMITTEE REPORT

During 1996, the Compensation Committee consisted of Messrs. Caldwell, Hueppi and Palm. The Compensation Committee is charged, among other things, to make periodic reviews of the Company's compensation arrangements and to make recommendations to the Board of Directors with respect to such arrangements. The Compensation Committee has worked with management of the Company to specify a compensation approach responsive to the short-term and long-term considerations described below.

BASE BENEFITS
The Compensation Committee intends that the core group of base benefits (base salary and fringe benefits such as thrift and insurance packages) afforded the Company's senior executives be sufficient to attract and retain executives of the caliber required to manage the Company and ZRC in the implementation of its overall business strategy. The Compensation Committee believes such benefits to be reasonable by reference to both the Compensation Committee's expectations and its assessment of industry norms. In reaching these conclusions, the Compensation Committee considered both Company performance (based on the analyses described below under the caption "Annual Incentive Compensation") and the individual performance of members of Senior Management (defined to include Named Executives and the Senior Vice Presidents of the Company's operating subsidiaries). Assessments of individual performance have been based principally on the recommendations of management. The Compensation Committee conducted no independent assessment of industry salary standards but rather relied on the general familiarity and experience of the members of the Compensation Committee.

ANNUAL INCENTIVE COMPENSATION
The annual incentive award represents an important element of the Company's overall compensation scheme. This is due in part to the competing opportunities available to members of the Company's management. Also, however, annual incentive awards are useful complements to long term compensation arrangements. These awards can be tailored to respond to the achievement of controllable, individual objectives during the year and reward strong individual performance in the face of less encouraging overall results.

The Compensation Committee believes that annual incentive awards must be linked to both (1) quantitative measures of the total economic value provided by management to the Company's stockholders and (2) the achievement of qualitative individual objectives which have, or will in the future, produce quantifiable value for the Company's investors. For 1996, the Company's annual incentive compensation framework (the "AIC Plan") synthesized four quantitative financial measures (the "Financial Measures") of the Company's performance and more qualitative plan and activity measures (the "Plan & Activity Measures") in order to determine the overall pool of incentive compensation available for award to management. Under the AIC Plan, the Financial Measures and the Plan & Activity Measures determine roughly equivalent shares of total incentive compensation. For 1996, the AIC Plan contemplated ceiling and floor values based on the Company's aggregate base compensation earned of 80% and 10%, respectively.

The AIC Plan for 1996 provided for four specific, measurable items to gauge the Company's overall financial performance. The first measure related to the Company's consolidated net operating income determined in accordance with GAAP. The second measure, Return on Deployed Equity (the "RDE"), is the implied measure of financial returns on capital based on the Company's assessment of its underwriting results for the year. The RDE is determined as a function of the Company's acquisition expense-adjusted, discounted loss ratio relative to the balance of capital deployed in the Company's underwriting operations. At target levels under the AIC Plan, the Company's net operating income and RDE together determined 30% of the total 1996 pool of annual incentive compensation. For purposes of the Company's 1996 AIC Plan, the other Financial Measures reflected the Company's premium growth rate and internal expense level. Taken together, these measures accounted for 20% of the total pool of annual incentive compensation. During 1996, the Company was modestly over the target for Financial Measures as a whole. The Company exceeded the targets for net operating income, RDE and internal expenses and was under the target for premium growth.

The members of the Compensation Committee believe that in the future the financial criteria used to determine the Company's annual incentive benefits ultimately will be determined in larger part by reference to GAAP and statutory-basis accounting information. The incorporation of a net operating income measure in the Company's 1996 AIC Plan reflects this development. For 1996, the weight accorded the net operating income measure was increased relative to other financial and non-financial measures (from approximately 8% of total AIC at target levels to approximately 18% of these targets).

The Plan & Activity Measures specified in the AIC Plan are the indirect drivers of investor value. Plan measures identify and measure the progress of projects determined to be critical to the Company's mid- to long-term development. Plan measures for 1996 were specified in connection with the development of the Company's 1996 strategic and operating plans and included, among other things, differentiating ZRC from other reinsurers, establishing effective account prioritization systems and improving operating efficiency. Activity measures reflected the key activities which the Company must perform well in order to succeed. Activity measures for 1996 included, among other things, measures of underwriting productivity (including retention of significant clients), lead reinsurer positions and client service. Under the AIC Plan, the Company's performance with respect to the Plan & Activity Measures determines one-half of the total amount of AIC Plan payments. Based on its assessment of the foregoing factors, the Compensation Committee determined that the Company's performance for 1996 approximated the target criteria for the Plan & Activity Measures taken as a whole.

Taken together, the Financial Measures and the Plan & Activity Measures suggested 1996 Annual Incentive Compensation awards in the aggregate approximating 104% of the target amount for such awards. The Compensation Committee approved this amount.

In addition to determining the total amount of 1996 AIC Plan awards made by the Company, the Compensation Committee reviewed and approved the allocation of this total amount to the individual members of the Company's management. This allocation was achieved based in part on standards articulated by the Compensation Committee when the AIC Plan was adopted and on the recommendations of management. In the Compensation Committee's view, the Company's performance during 1996 -- measured by reference to the Financial Measures and the Plan & Activity Measures and the composition of the awards as described above -- justified the annual incentive payments to management described elsewhere in this Report on Form 10-K.

RESTRICTED STOCK AWARDS
The Company's Restricted Stock Plan was designed to align the interests of management and investors by providing value to management as the Company's stock price increases. To date, the Compensation Committee has granted 368,398 shares under the Restricted Stock Plan, of which 153,360 shares have vested and 24,949 shares have been forfeited. For 1996, the Compensation Committee made grants under the plan totaling approximately 8,950 shares. These grants relate to new hires, promotions and relocations. Awards of restricted stock are generally recommended by management and determined by the Compensation Committee considering a number of factors, including individual performance and the Compensation Committee's experience concerning general and industry competitive practice.

STOCK OPTION PLAN
In November 1995, the Compensation Committee and the Company's Board of Directors adopted the Stock Option Plan to substitute for the Company's former Long Term Performance Plan (the "Former LTIP") as the principal long term compensation vehicle for management of the Company. The Stock Option Plan, which was approved by the Company's stockholders in May 1996, provides for grants of incentive stock options and non-qualified stock options covering up to 1,844,000 shares of Common Stock representing approximately 7% of the total number of shares of Common Stock issued and outstanding at the time the Stock Option Plan was adopted by the Board. Initial grants under the Stock Option Plan were made effective as of January 1, 1996, and, following certain modifications made during 1996 as a result of management changes, cover approximately 504,000 shares of Common Stock (representing approximately 2.0% of the number of shares of Common Stock issued and outstanding as of December 31, 1996 and 27% of the aggregate number of Options authorized to be granted under the terms of the Stock Option Plan). Exercise of these Options is dependent upon the satisfaction of traditional conditions, such as continuity of employment through a four-year vesting period, as well as conditions relating to the satisfaction of certain corporate financial hurdles. As described in the Stock Option Plan and last year's report of the Compensation Committee, these financial hurdles relate to both share price performance of the Common Stock and the "Intrinsic Value" per share of Common Stock generated by the Company's operations. The members of the Compensation Committee believe that the Stock Option Plan's increased flexibility will enable the Company to modify its long term compensation perspectives in response to changing circumstances. Also, the Stock Option Plan will provide more apparent value to managers while requiring that substantial stockholders benefit is derived before values are generated. The inclusion of the "Intrinsic Value" hurdle is consistent with the Company's approach of maximizing long-term value to stockholders.

BASIS FOR CEO COMPENSATION

On June 1, 1996, Mr. Gluckstern resigned as Chief Executive Officer of the Company, but remained as Chairman. Effective on the same date, Mr. Smith was appointed Chief Executive Officer of the Company. For 1996, Mr. Gluckstern received from the Company a base salary of $827,500, of which $577,500 is to be reimbursed to the Company from ZCI or its affiliates. For 1996, Mr. Gluckstern did not receive any annual incentive compensation payments or any awards of long term incentive compensation. The Compensation Committee believes Mr. Gluckstern's total ZRC compensation package is appropriate in light of, among other things, the positioning of ZRC as a strong leader in the broker reinsurance market segment, the continued aggressive development of the Company's underwriting infrastructure and the expansion of business opportunities available to the Company and ZRC by virtue of Mr. Gluckstern's efforts. The Compensation Committee also understands that Mr. Gluckstern will continue to receive cash compensation and substantial long-term incentive compensation from ZCI and its affiliates.

For 1996, Mr. Smith received from the Company a base salary of $479,166 per annum and annual incentive compensation payments of $575,000. In addition, during 1996 Mr. Smith received grants of 80,000 Options under the Stock Option Plan. The Compensation Committee believes Mr. Smith's total ZRC compensation package is appropriate in light of, among other things, the general enhancement of the Company's market profile, the continued development of the Company's highly efficient operating infrastructure and the continued cultivation of broker and client relationships by virtue of Mr. Smith's efforts.

COMPLIANCE WITH INTERNAL REVENUE CODE SECTION 162(m)
Section 162(m) of the Code generally disallows a tax deduction to public companies for compensation over $1 million paid to the corporation's Chief Executive Officer and four other most highly compensated executive officers. Qualifying performance-based compensation and compensation paid pursuant to plans adopted prior to a company's initial public offering of securities are not subject to the limit if certain requirements are met. In considering 1996 compensation to be paid to Messrs. Gluckstern and Smith, the Compensation Committee recognized that a portion of such compensation may exceed the Section 162(m) threshold amount. The Compensation Committee believes that the terms of the Stock Option Plan qualify such plan as "performance-based" for purposes of
Section 162(m).

Rolf Hueppi (Chairperson)
Philip Caldwell
Michael D. Palm

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.
During 1996, the Compensation Committee of the Board of Directors consisted of Messrs. Caldwell, Hueppi and Palm, all of whom are non-employee Directors. No member of the Compensation Committee is, or has been, an officer of the Company or any subsidiary.

RELATIONSHIP WITH ZURICH AND ZCI
The principal stockholder of the Company is ZCI, which beneficially owns approximately 65.7% of the issued and outstanding shares of Common Stock. Zurich beneficially owns all of the outstanding voting equity of ZCI. Each of Steven M. Gluckstern, Chairman, Detlef Steiner, Vice-Chairman, Rolf Hueppi, Director, Michael D. Palm, Director, William H. Bolinder, Director, and Laurence W. Cheng, Director, holds positions with Zurich or certain of its affiliates other than the Company and the Company's wholly owned subsidiaries, Zurich Reinsurance Centre, Inc., a Connecticut stock insurance company ("ZRC") and ZC Insurance Company ("ZCIC"), a New Jersey stock insurance company. The compensation of such persons with respect to such positions may be dependent upon the financial performance of such affiliates, certain of which may, from time to time, be party to transactions or arrangements with the Company.

BUSINESS WITH ZURICH AND ITS AFFILIATES
From time to time in the ordinary course of their respective businesses, ZRC enters into reinsurance transactions with Zurich and certain of its domestic affiliates. Approximately $132.9 million (26.6%) of ZRC's 1996 net premiums earned (net of commissions) were attributable to reinsurance transactions between ZRC and various affiliates of Zurich. Net ceding commissions incurred by ZRC with respect to this business during 1996 were approximately $50.1 million. ZRC's objective in determining its business mix is to evaluate each underwriting opportunity individually with a view to maximizing overall profitability.

In 1993, Zurich and ZRC entered into the Excess of Loss Reinsurance Agreement under which Zurich agreed to reinsure adverse loss development in respect of ZRC's reserves as of December 31, 1992 and the Stop Loss Reinsurance Agreement under which Zurich agreed to reinsure adverse loss development on ZRC's reserves as of May 31, 1993 for losses occurring between January 1, 1993 and May 31, 1993. Under the Stop Loss Reinsurance Agreement, ZRC will be reimbursed for incurred losses and allocated loss adjustment expenses in excess of 75% of earned premiums for losses occurring after May 31, 1993 on business written by ZRC prior to June 1993. Coverage provided under the Excess of Loss Reinsurance Agreement and the Stop Loss Reinsurance Agreement (together, the "Stop Loss Agreement") is on an incurred basis (rather than as any such losses are paid), net of recoveries and claims under other retrocessional policies, except for any claims in respect of which recovery is precluded by the insolvency or receivership of one of ZRC's other retrocessionaires or by a verdict of a court or arbitration panel. As of December 31, 1996, there were no recoverables under the terms of the Stop Loss Agreement.

Effective as of July 1, 1995, ZRC entered into a domestic whole account quota share agreement (the "ZA Quota Share Agreement") with Zurich Insurance Company (U.S. Branch), American Guarantee & Liability Insurance Company, a New York stock insurance company, American Zurich Insurance Company, an Illinois stock insurance company, Zurich American Insurance Company of Illinois, an Illinois stock insurance company, and Steadfast Insurance Company, a Delaware stock insurance company (collectively, "Zurich American") and concurrently an Excess of Loss Retrocession Agreement (the "Retrocessional Agreement") primarily to provide loss limitations with respect to business assumed under the ZA Quota Share Agreement.

INSURANCE PARTNERS, L.P.
In February 1994, the Company committed $25.0 million to investment as a limited partner in Insurance Partners, L.P., a Delaware limited partnership ("Insurance Partners"). Insurance Partners is an equity investment fund established to sponsor and participate in acquisitions, recapitalizations, demutualizations and other structured transactions in the insurance and reinsurance industries. ZCI and Centre Reinsurance are limited partners in Insurance Partners and have an economic interest in the fund's general partner.

Certain of the directors and executive officers of ZCI and the Company have also committed to invest in Insurance Partners.

INVESTMENT MANAGEMENT AGREEMENTS
Each of the Company and ZRC has entered into Investment Management Agreements (together, the "Investment Agreements") with Centre Investment Services, Limited ("CIS"), a wholly owned subsidiary of ZCI. Under the Investment Agreements, CIS manages a portion of the Company's consolidated portfolio of investment securities. Investment management fees incurred in the aggregate during 1996 by the Company and ZRC under the Investment Agreements were approximately $1.1 million.

REAL ESTATE LEASING ARRANGEMENTS
ZRC is party to a sublease agreement, dated as of January 1, 1994, and amended as of January 26, 1996 (the "Sublease") with a subsidiary of ZCI. Under the Sublease, ZRC leases approximately 60,000 rentable square feet of space in New York City for its underwriting, actuarial and certain executive offices (the "Office Space"). The Sublease has a term of approximately seventeen years. Together with another ZCI affiliate which occupies space contiguous to the Office Space, ZRC has guaranteed the performance of the tenant's obligations under the lease covering the Office Space. Under this guarantee, ZRC is contingently liable for 36.2% of monetary obligations to the lessor in respect of the Office Space and other contiguous space leased thereby (together with the Office Space, the "Group Office Space"). This percentage represents the approximate percentage which the Office Space bears to the Group Office Space.

                COMPARISON OF CUMULATIVE TOTAL STOCKHOLDER RETURN

The following graph compares the change in the Company's cumulative total stockholder return on shares of the Common Stock with cumulative total return for S&P's 500 Composite Stock Index and a Company-constructed composite industry index, consisting of domestic professional casualty reinsurers with more than $100 million of total capital and surplus measured on the basis of statutory accounting principles over the period from May 12, 1993 (the date of the Company's initial public offering of Common Stock) through December 31, 1996. Companies included in the Peer Group for 1996 are: General Re Corporation, NAC Re Corporation, Transatlantic Holdings, Inc., and Trenwick Group, Inc.

                           COMPARISON OF TOTAL RETURN

                             5/12/93          12/31/93           12/31/94           12/31/95           12/31/96
                    ---------------------------------------------------------------------------------------------

ZRC                          $100.00           $ 80.36            $ 82.50            $ 86.79            $ 89.29

Peer Group                   $100.00             94.24             109.32             139.12             144.16

S&P 500                      $100.00            104.87             103.25             138.47             166.53

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

As of the close of business on March 21, 1997, there were outstanding and entitled to vote 26,205,569 shares of Common Stock, all of one class and each having one vote. The table below sets forth certain information with respect to the beneficial ownership of the Common Stock, by each beneficial owner of more than 5% of the Common Stock, each of the Company's Directors and the Named Executives and all Directors and executive officers of the Company as a group:

        NAME AND ADDRESS                     NUMBER OF SHARES         PERCENTAGE
       OF BENEFICIAL OWNER                   BENEFICIALLY OWNED        OWNERSHIP
       -------------------                   ------------------        ---------
Zurich Insurance Company
   2 Mythenquai
   CH-8002 Zurich, Switzerland (1)(2)             17,217,572              65.7%

   Steven M. Gluckstern                              106,228                  *
   Richard E. Smith                                   61,679                  *
   Peter R. Porrino                                   27,848                  *
   Gerald S. King                                     18,773                  *
   Isaac Mashitz                                      28,261                  *
   Adrienne W. Reid                                   18,132                  *
   William H. Bolinder                                   900                  *
   Philip Caldwell                                     1,000                  *
   Laurence W. Cheng                                   2,500                  *
   Judith Richards Hope                                3,000                  *
   Rolf Hueppi                                         3,000                  *
   Robert T. Marto                                     1,000                  *
   George G.C. Parker                                  2,798                  *

   All Directors and Executive Officers as a
     group (18 persons)                              301,670               1.2%

*   Less than 1%                                                       .

----------
1. Zurich beneficially owns all of the outstanding voting equity of ZCI and Zurich International (Bermuda) Ltd. ("ZIB") and therefore may be deemed a beneficial owner of the 16,217,572 shares of Common Stock beneficially owned by ZCI and 350,000 shares of Common Stock beneficially owned by ZIB. In addition, Zurich owns 650,000 shares of the Common Stock. ZCI's address is Cumberland House, One Victoria Street, Hamilton HM HX Bermuda. ZIB's address is Crawford House, 50 Cedar Avenue, Hamilton HM11 Bermuda.

2. Based upon a Schedule 13D filed with the Securities and Exchange Commission (the "SEC") by ZCI, dated March 31, 1994 and amendments thereto filed on January 23, 1996 and January 14, 1997.

The table below sets forth certain information with respect to the beneficial ownership of the common stock of Zurich as of December 31, 1996 by each of the Company's Directors, the Named Executives and all Directors and executive officers of the Company as a group:

                                             NUMBER OF SHARES         PERCENTAGE
         NAME                               BENEFICIALLY OWNED(1)      OWNERSHIP
         ----                               ---------------------      ---------
Rolf Hueppi                                        8,065                   *

Detlef Steiner                                     6,000                   *

Steven M. Gluckstern                                  15                   *

Richard E. Smith                                      15                   *

All Directors and Executive Officers as
   a group (18 persons)                           14,095                   *

*  Less than 1%.

----------
1. For purposes of this table, a person or group of persons is deemed to have "beneficial ownership" of any shares which such person or persons has the right to acquire within sixty days. For purposes of computing the percentages of outstanding shares held by each person or group of persons named above on a given date, any security which such person or persons has the right to acquire within sixty days is deemed to be outstanding but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

See information under the heading "Compensation Committee Interlocks and Insider Participation" in Item 11.


                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENTS AND SCHEDULES AND REPORTS ON FORM 8-K.

FINANCIAL STATEMENTS AND SCHEDULES
     Financial Statements and Schedules listed in the accompanying Index to Financial Statements and Schedules in Item 8 are filed as part of this Report.

EXHIBITS
     The exhibits listed in the accompanying Index to Exhibits are filed as part of this Report. Such exhibits include, without limitation, certain management contracts and compensatory plans as therein described.

REPORTS ON FORM 8-K
No reports on Form 8-K were filed by the Company during the fourth quarter of 1996.

                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in New York, New York, on March 28, 1997.

                                    ZURICH REINSURANCE CENTRE HOLDINGS, INC.


                                    By: /S/ KAREN O'CONNOR RUBSAM
                                        -------------------------------
                                        Senior Vice President, Chief Financial
                                          Officer and Treasurer (Principal
                                          Accounting Officer)



March 28, 1997

      Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         SIGNATURE                               TITLE                                         DATE
         ---------                               -----                                         ----
           /S/ STEVEN M. GLUCKSTERN
--------------------------------------------     Chairman of the Board of Directors            March 28, 1997
            Steven M. Gluckstern*

          /S/ KAREN O'CONNOR RUBSAM
--------------------------------------------     Senior Vice President, Chief Financial        March 28, 1997
            Karen O'Connor Rubsam                  Officer and Treasurer (Principal
                                                   Accounting Officer)
            /S/ RICHARD E. SMITH
--------------------------------------------     Director, President and                       March 28, 1997
              Richard E. Smith*                    Chief Executive Officer

             /S/ DETLEF STEINER
--------------------------------------------     Vice Chairman of the Board of                 March 28, 1997
               Detlef Steiner*                     Directors

          /S/ WILLIAM H. BOLINDER
--------------------------------------------     Director                                      March 28, 1997
            William H. Bolinder*

           /S/ PHILIP CALDWELL
--------------------------------------------     Director                                      March 28, 1997
            Philip Caldwell*

         SIGNATURE                               TITLE                                         DATE
         ---------                               -----                                         ----
            /S/ LAURENCE W. CHENG
--------------------------------------------     Director                                      March 28, 1997
             Laurence W. Cheng*

          /S/ JUDITH RICHARDS HOPE
--------------------------------------------     Director                                      March 28, 1997
            Judith Richards Hope*

               /S/ ROLF HUEPPI
--------------------------------------------     Director                                      March 28, 1997
                Rolf Hueppi*

             /S/ ROBERT T. MARTO
--------------------------------------------     Director                                      March 28, 1997
              Robert T. Marto*

              /S/ PETER J. NEFF
--------------------------------------------     Director**                                    March 28, 1997
               Peter J. Neff*

             /S/ MICHAEL D. PALM
--------------------------------------------     Director                                      March 28, 1997
              Michael D. Palm*

           /S/ GEORGE G.C. PARKER
--------------------------------------------     Director                                      March 28, 1997
             George G.C. Parker*


----------
*By: Karen O'Connor Rubsam, as attorney-in-fact and agent, pursuant to a power of attorney, a copy of which has been filed with the Securities and Exchange Commission as Exhibit 24 hereto.


          /S/ KAREN O'CONNOR RUBSAM
--------------------------------------------
            Karen O'Connor Rubsam
             (Attorney-in-fact)


** Mr. Neff was elected a Director of the Board effective June, 1996.

                                INDEX TO EXHIBITS


EXHIBIT
NUMBER                       DESCRIPTION OF EXHIBIT
------                       ----------------------

2.1     --    Agreement and Plan of Merger, dated January 11, 1995, among
              Zurich Reinsurance Centre Holdings, Inc., Re Capital Corporation and ZRC Merger-Sub Corp. (d)

2.2     --    Amendment to Agreement and Plan of Merger, dated April 24,
              1995, among Zurich Reinsurance Centre Holdings, Inc., Re Capital
              Corporation and ZRC Merger-Sub Corp. (e)

3.1     --    Certificate of Incorporation of Zurich Reinsurance Centre
              Holdings, Inc. (a)

3.2     --    Bylaws of Zurich Reinsurance Centre Holdings, Inc. (a)

4.1     --    Subscription and Stockholders' Agreement, dated as of March 8,
              1993, among Zurich Reinsurance Centre Holdings, Inc., Centre
              Reinsurance, Fund American, John J. Byrne and Steven M.
              Gluckstern, as amended (c)

4.2     --    Indenture, dated as of October 20, 1993, for the Senior Notes between Zurich Reinsurance Centre Holdings, Inc. and The Bank of
              New York, as trustee (b)

4.3     --    Indenture, dated as of July 27, 1993, between Re Capital
              Corporation and Chemical Bank, as Trustee, relating to Re Capital
              Corporation's 5 1/2% Convertible Debentures due August 1, 2000 (f)

4.4     --    First Supplemental Indenture, dated as of April 26, 1995,
              between Re Capital Corporation and Chemical Bank, as Trustee (e)

4.5     --    Second Supplemental Indenture, dated as of April 27, 1995, among Zurich Reinsurance Centre Holdings, Inc., Re Capital
              Corporation and Chemical Bank, as Trustee (e)

10.1    --    Investment Management Agreements between Centre Investment
              Services, Inc. and Zurich Reinsurance Centre, Inc. and Centre
              Investment Services, Inc. and Zurich Reinsurance Centre Holdings,
              Inc. (c)

10.2    --    Excess of Loss Reinsurance Agreement, dated February 2, 1993, between Zurich Reinsurance Centre, Inc. and Zurich Insurance
              Company (a)

10.3    --    Stop Loss Reinsurance Agreement, dated March 5, 1993, between
              Zurich Reinsurance Centre, Inc. and Zurich Insurance Company (a)

10.4    --    Stock Purchase Agreement, dated March 9, 1993, by and among
              Zurich Reinsurance Centre Holdings, Inc., Maryland Casualty,
              Zurich Holding Company of America, Inc. and Zurich Insurance
              Company (U.S. Branch) (a)

10.5    --    Unsecured Subordinated Note Purchase Agreement, dated as of
              December 14, 1990, between Zurich Reinsurance Company of New York and Universal Underwriters Insurance Company and Surplus Note of
              Zurich Reinsurance Company of New York, dated December 14, 1990
              (a)

10.6    --    Long Term Performance Incentive Plan of Zurich Reinsurance
              Centre Holdings, Inc., as amended (c)(i)

10.8    --    Restricted Stock Plan of Zurich Reinsurance Centre Holdings,
              Inc., as amended and restated (g)(i)

10.9    --    Sublease between Centre Reinsurance Holdings (Delaware) Limited and Zurich Reinsurance Centre, Inc., dated as of January 1, 1994;
              Lease between the Chase Manhattan (National Association) and
              Centre Reinsurance Holdings (Delaware) Limited, dated January 1,
              1994 (c)

10.9(a) --    First amendment to lease, dated January 26, 1996, between the
              Chase Manhattan Bank (National Association) and Zurich Centre
              Resource Limited (h)

10.9(b) --    Amended and Restated Guaranty, dated as of January 26, 1996, by
              Centre Reinsurance Company of New York, Zurich Reinsurance Centre,
              Inc. and Zurich Centre Investments Limited (h)

10.10   --    Agreement and Plan of Merger of Zurich Reinsurance Company of
              New York into Zurich Reinsurance Centre, Inc., dated as of January
              2, 1993 (a)

10.11   --    Employee Stock Purchase Plan of the Company, as amended and restated (c)(i)

10.13   --    Multiple Line Quota Share Reinsurance Contract, dated October
              20, 1995, between Zurich Insurance Company U.S. Branch, American
              Guarantee & Liability Insurance Company, American Zurich Insurance
              Company, Zurich American Insurance Company of Illinois, Steadfast
              Insurance Company and Zurich American Lloyds and Zurich
              Reinsurance Centre, Inc. (h)

10.14   --    Retrocession Agreement, dated November 20, 1995, between Zurich
              Reinsurance Centre, Inc. and Zurich Insurance Company (h)

10.15   --    Zurich Reinsurance Centre Holdings, Inc. 1995 Stock Option
              Plan (i)

10.16   --    Zurich Reinsurance Centre Holdings, Inc. Common Stock Purchase
              Plan for Non-Employee Directors, dated January 1, 1995 (i)

21      --    Subsidiaries of the Registrant (h)

23      --    Consent of Ernst & Young LLP

24      --    Power of Attorney

27      --    Financial Data Schedule

----------
(a) Incorporated by reference to Registrant's Registration Statement on Form S-1 (No. 33-59334).
(b) Incorporated by reference to Registrant's Registration Statement on Form S-1 (No. 33-68986).
(c)   Incorporated by reference to Registrant's 1993
      Annual Report on Form 10-K (No. 1-11868).
(d) Incorporated by reference to Registrant's Current Report on Form 8-K, dated January 12, 1995 (except list of omitted schedules, which list is filed herewith).
(e) Incorporated by reference to Registrant's Current Report on Form 8-K, dated May 9, 1995 (except list of omitted schedules, which list is filed herewith).
(f) Incorporated by reference from Amendment No. 2 to Re Capital Corporation's Form S-2 Registration Statement (Registration No. 33-63590), filed with the Commission on July 8, 1993.
(g) Incorporated by reference to Registrant's 1994 Annual Report on Form 10-K (No. 1-11868).
(h) Incorporated by reference to Registrant's 1995 Annual Report on Form 10-K (No. 1 - 11868).
(i) A management contract or compensatory plan or arrangement required to be filed as an exhibit to this Report pursuant to Item 14 (c).

AGREEMENT TO FURNISH OMITTED SCHEDULES UPON REQUEST AND LIST OF OMITTED
SCHEDULES

AGREEMENT: Agreement and Plan of Merger, dated January 11, 1995, among Zurich Reinsurance Centre Holdings, Inc. (the "Registrant"), ZRC Merger-Sub Corp. ("Merger Sub") and Re Capital Corporation ("Re Capital").*

The Registrant hereby agrees to furnish supplementally a copy of any omitted schedule to the Commission upon request.

LIST OF OMITTED SCHEDULES:

Schedule 3.6   -  Stock Options of Re Capital
Schedule 3.7   -  Warrants of Re Capital
Schedule 4.2   -  Approvals
Schedule 5.1   -  Certificate of Incorporation and By-Laws of Re Capital
Schedule 5.3   -  Subsidiaries of Re Capital
Schedule 5.4   -  Default and/or Rights of Termination, Cancellation or
                  Acceleration (Re Capital)
Schedule 5.6   -  Absence of Certain Changes or Events (Re Capital)
Schedule 5.7   -  Litigation (Re Capital)
Schedule 5.9   -  Employee Benefit Plans of Re Capital
Schedule 5.10  -  ERISA (Re Capital)
Schedule 5.15  -  Compliance with Applicable Laws (Re Capital)
Schedule 5.16  -  Taxes (Re Capital)
Schedule 5.18  -  List of Insurance Licenses/Certificates of Authority of
                  Re Capital Reinsurance Corporation to Conduct its Reinsurance Business in the Ordinary Course in the Jurisdiction Indicated
Schedule 5.19  -  Reinsurance;  Retrocession (Re Capital)
Schedule 5.20  -  Re Capital Material Adverse Effects
Schedule 6.1   -  Certificate of Incorporation and By-Laws
                  of Merger Sub
Schedule 7.1   -  Certain Contractual Obligations Affecting Conduct
                  of Business Pending the Merger (Re Capital)
Schedule 7.3   -  Notice of Breach (Re Capital)

----------
      * Incorporated by reference to the Registrant's Current Report on Form 8-K, dated January 12, 1995.

                                                                      SCHEDULE I

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                             SUMMARY OF INVESTMENTS
                    OTHER THAN INVESTMENTS IN RELATED PARTIES
                              AT DECEMBER 31, 1996
                             (Dollars in thousands)

                                                                                           AMOUNT
                                                                                            SHOWN
                                                                                           IN THE
                                                               AMORTIZED      MARKET       BALANCE
        TYPE OF INVESTMENT                                       COST         VALUE         SHEET
                                                              ----------    ----------    ----------
Fixed maturities:
     U.S. government and government
       agencies and authorities ..........................    $  530,654    $  534,176    $  534,176
     Mortgage-backed securities ..........................       308,315       311,261       311,261
     Asset-backed securities .............................        64,720        65,740        65,740
     Obligations of states and political subdivisions ...        108,588       110,528       110,528
     Public utilities ....................................         5,114         5,144         5,144
     Foreign .............................................        15,256        15,484        15,484
     All other corporate .................................       155,697       157,790       157,790
                                                              ----------    ----------    ----------
                  Total fixed maturities .................     1,188,344     1,200,123     1,200,123

Common stock:
     Public utilities ....................................         4,097         4,232         4,232
     Banks, trusts, and insurance companies ..............        11,186        18,239        18,239
       Industrial, miscellaneous, and all other ..........       112,711       144,023       144,023
                                                              ----------    ----------    ----------
                  Total common stock .....................       127,994       166,494       166,494

Nonredeemable preferred stocks ...........................         1,057           968           968
                                                              ----------    ----------    ----------
                  Total equity securities ................       129,051       167,462       167,462

Short-term investments ...................................       120,720       120,720       120,720
                                                              ----------    ----------    ----------

                  Total investments ......................    $1,438,115    $1,488,305    $1,488,305
                                                              ==========    ==========    ==========

                                                                     SCHEDULE II


            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                                 BALANCE SHEETS
                             (Dollars in thousands)


                                                                                    DECEMBER 31,
                                                                              -----------------------
     ASSETS                                                                     1996          1995
                                                                              ---------     ---------
Investment in subsidiaries ...............................................    $ 802,480     $ 755,385
Fixed maturities available-for-sale (amortized cost: 1996 $72,476;
 1995 $96,443) ...........................................................       73,504        99,288
Equity securities available-for-sale (cost: 1996 $3,899; 1995 $0) ........        3,853            --
Investment in affiliate (cost: 1996 $8,204; 1995 $3,973) .................        8,204         3,973
Short-term-investments, at cost, which approximate market ................        1,675            --
Cash and cash equivalents ................................................       15,542        19,716
Other assets .............................................................       20,825        20,723
                                                                              ---------     ---------
     Total assets ........................................................    $ 926,083     $ 899,085
                                                                              =========     =========


     LIABILITIES

7 1/8% Senior Notes due 2023 .............................................    $ 198,413     $ 198,394
Other liabilities ........................................................       15,801        19,121
                                                                              ---------     ---------
     Total liabilities ...................................................      214,214       217,515
                                                                              ---------     ---------


     STOCKHOLDERS' EQUITY

Common stock ($.01 par value; 50,000,000 shares
  authorized; 26,191,953 and 26,197,541 shares issued and outstanding at
  1996 and 1995, respectively) ...........................................          262           262
Paid-in capital ..........................................................      624,466       624,068
Unrealized appreciation of investments (net of
  deferred taxes of $17,627 and $15,776 at 1996 and 1995, respectively) ..       32,563        29,144
Retained earnings ........................................................       54,740        28,096
Treasury stock at cost (5,588 and 0 shares at 1996 and 1995,
  respectively) ..........................................................         (162)           --
                                                                              ---------     ---------
     Total stockholders' equity ..........................................      711,869       681,570
                                                                              ---------     ---------
     Total liabilities and stockholders' equity ..........................    $ 926,083     $ 899,085
                                                                              =========     =========

The condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

                                                                     SCHEDULE II


            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF OPERATIONS
                             (Dollars in thousands)




                                                                        YEAR ENDED DECEMBER 31,
                                                                  ----------------------------------
                                                                    1996         1995         1994
                                                                  --------     --------     --------
REVENUES
Net investment income ........................................    $  6,368     $  9,576     $  9,058
Realized capital gains (losses) ..............................        (375)       2,452       (8,614)
Other income .................................................       3,279          652        1,959
                                                                  --------     --------     --------
   Total revenues ............................................       9,272       12,680        2,403
                                                                  --------     --------     --------

EXPENSES
Interest and amortization ....................................      15,519       15,882       14,288
Other operating costs and expenses ...........................       9,340        8,580        6,266
                                                                  --------     --------     --------
   Total expenses ............................................      24,859       24,462       20,554
                                                                  --------     --------     --------

     Loss before income taxes and equity
     in earnings (loss) of subsidiaries ......................     (15,587)     (11,782)     (18,151)

     Federal income tax benefit ..............................      (4,155)      (7,416)      (7,094)
                                                                  --------     --------     --------

     Net loss before equity in earnings (loss) of subsidiaries     (11,432)      (4,366)     (11,057)

Equity in earnings (loss) of subsidiaries ....................      40,695       47,804      (20,135)
                                                                  --------     --------     --------

     NET INCOME (LOSS) .......................................    $ 29,263     $ 43,438     $(31,192)
                                                                  ========     ========     ========

The condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

                                                                     SCHEDULE II


            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                  CONDENSED FINANCIAL INFORMATION OF REGISTRANT
                            STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                                   YEAR ENDED  DECEMBER 31,
                                                                            -------------------------------------
                                                                              1996          1995          1994
                                                                            ---------     ---------     ---------
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss) ......................................................    $  29,263     $  43,438     $ (31,192)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
       Equity in (earnings) loss of subsidiaries .......................      (40,695)      (47,804)       20,135
       Other adjustments to net income (loss) ..........................        5,057        (3,548)        6,287
                                                                            ---------     ---------     ---------
Net cash used in operating activities ..................................       (6,375)       (7,914)       (4,770)
                                                                            ---------     ---------     ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
   Purchases of fixed maturities .......................................     (181,348)     (266,958)     (220,041)
   Sales of fixed maturities ...........................................      203,519       302,447       226,500
   Purchases of common stock ...........................................       (7,362)       (1,732)       (2,241)
   Sale of common stock ................................................        1,565            --            --
   Net purchase of short-term investments ..............................       (1,675)           --            --
   Purchase of Re Capital, net of cash acquired ........................           --        17,818            --
   Dividend payments from ZRC ..........................................           --        28,000            --
   Cash capital contributions to ZRC (1) ...............................           --            --       (10,000)
   Cost of additions to property and equipment .........................       (2,782)         (289)       (3,408)
                                                                            ---------     ---------     ---------
Net cash provided by (used in) investing activities ....................       11,917        79,286        (9,190)
                                                                            ---------     ---------     ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:

   Payments of cash dividends to stockholders ..........................       (2,619)           --            --
   Purchase of treasury stock ..........................................       (5,891)           --            --
   Conversion of Re Capital Debentures .................................       (1,206)      (71,929)           --
                                                                            ---------     ---------     ---------
Net cash used in financing activities ..................................       (9,716)      (71,929)           --
                                                                            ---------     ---------     ---------

CHANGE IN CASH AND CASH EQUIVALENTS ....................................       (4,174)         (557)      (13,960)
Cash and cash equivalents, beginning of period .........................       19,716        20,273        34,233
                                                                            ---------     ---------     ---------
Cash and cash equivalents, end of period ...............................    $  15,542     $  19,716     $  20,273
                                                                            =========     =========     =========

(1) During 1995, Zurich Reinsurance Centre Holdings, Inc. contributed ZC Insurance Company carried at $8,102,000 to ZRC. During 1994, Zurich Reinsurance Centre Holdings, Inc. contributed an investment in an affiliate carried at $25,108,000 to ZRC in addition to a cash capital contribution of $10,000,000.

The condensed financial statements should be read in conjunction with the consolidated financial statements and the accompanying notes thereto.

                                                                     SCHEDULE IV


            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                                   REINSURANCE
                             (Dollars in thousands)

                                                                                              Percentage
                                                          Ceded        Assumed                 of Amount
                                             Gross       to Other    From Other      Net        Assumed
                                            Amount      Companies     Companies     Amount       to Net
                                            ------      ---------     ---------     ------       ------
Property and Casualty Premiums Written:
  December 31, 1996 ...................    $  1,124     $  8,139      $736,321     $729,306      101.0%
  December 31, 1995 ...................    $     --     $ 11,645      $613,939     $602,294      101.9%
  December 31, 1994 ...................    $     --     $  3,522      $313,149     $309,627      101.1%