Form 10-Q
period 1997-03-31
ZURICH REINSURANCE CENTRE HOLDINGS INC
filed 1997-05-15
CIK 898612

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

         /X/      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                                SECURITIES EXCHANGE ACT OF 1934
                       FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

            (Class)                              (Outstanding at May 1, 1997)
 Common Stock, $.01 par value                          26,205,443 Shares

===============================================================================

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX

                                                                           Page No.
                                                                           --------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1 - Consolidated Financial Statements

            Independent Accountants' Review Report                             3

            Consolidated Balance Sheets -
                  March 31, 1997 and December 31, 1996                         4

            Consolidated Statements of Operations -
                  Three months ended March 31, 1997 and 1996                   5

            Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1997 and 1996                   6

            Notes to Consolidated Financial Statements                         7

Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   9


PART II.  OTHER INFORMATION
---------------------------

Item 1 - Legal Proceedings                                                    12

Item 6 - Exhibits and Reports on Form 8-K                                     13

Signatures                                                                    14

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Stockholders
Zurich Reinsurance Centre Holdings, Inc.


We have reviewed the accompanying consolidated balance sheet of Zurich Reinsurance Centre Holdings, Inc. and Subsidiaries as of March 31, 1997, and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Zurich Reinsurance Centre Holdings, Inc. and Subsidiaries as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein) and in our report dated February 11, 1997, we expressed an unqualified opinion on those consolidated financial statements.



                                                  /s/ ERNST & YOUNG LLP

Stamford, Connecticut
May 7, 1997

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)

                                                                      MARCH 31,     DECEMBER 31,
                                                                        1997            1996
                                                                        ----            ----
                                                                     (UNAUDITED)
ASSETS
Fixed maturities available-for-sale (amortized cost: 3/31/97
  $1,224,157; 12/31/96 $1,188,344)                                   $1,211,762     $ 1,200,123
Equity securities available-for-sale (cost: 3/31/97 $144,347;
  12/31/96 $129,051)                                                    183,559         167,462
Investment in affiliate (cost: 3/31/97 $22,037; 12/31/96 $8,204)         22,037           8,204
Short-term investments, at cost, which approximates market              110,884         120,720
Cash and cash equivalents                                               327,869         251,506
                                                                     ----------     -----------
      Total cash and invested assets                                  1,856,111       1,748,015
                                                                     ----------     -----------
Accrued investment income                                                19,525          18,517
Premiums receivable                                                     226,733         235,960
Reinsurance recoverables:
  Paid losses                                                             1,400           1,600
  Unpaid losses                                                          49,088          40,054
Prepaid reinsurance premiums                                              8,482           3,208
Deferred policy acquisition costs                                        86,390          88,304
Deferred federal income taxes                                            44,044          34,674
Other assets                                                             50,109          72,712
                                                                     ----------     -----------
      Total assets                                                   $2,341,882     $ 2,243,044
                                                                     ==========     ===========
LIABILITIES
Losses and loss adjustment expenses                                  $1,012,230     $   938,800
Unearned premiums                                                       312,752         313,191
7 1/8% Senior Notes due 2023                                            198,418         198,413
Other liabilities                                                       104,605          80,771
                                                                     ----------     -----------
    Total liabilities                                                 1,628,005       1,531,175
                                                                     ----------     -----------
STOCKHOLDERS'  EQUITY
Preferred stock ($.10 par value, 20,000,000 shares
  authorized; no shares outstanding)                                       --              --
Common stock ($.01 par value, 50,000,000 shares
  authorized; 26,205,443 and 26,191,953 shares issued
  and outstanding at 3/31/97 and 12/31/96, respectively)                    262             262
Paid-in capital                                                         625,338         624,466
Unrealized appreciation of investments (net of deferred taxes of
  $9,418 and $17,627 at 3/31/97 and 12/31/96, respectively)              17,399          32,563
Retained earnings                                                        70,878          54,740
Treasury stock, at cost (0 and 5,588 shares at 3/31/97 and
  12/31/96, respectively)                                                  --              (162)
                                                                     ----------     -----------
      Total stockholders' equity                                        713,877         711,869
                                                                     ----------     -----------
      Total liabilities and stockholders' equity                     $2,341,882     $ 2,243,044
                                                                     ==========     ===========

                 See Notes to Consolidated Financial Statements

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)

                                                             FOR THE THREE MONTHS ENDED
                                                                    MARCH 31,
                                                            ----------------------------
                                                              1997           1996
                                                              ----           ----
                                                                   (UNAUDITED)
REVENUES
Net premiums written (net of premiums ceded of
  $17,102 and $256 for the three months ended
  March 31, 1997 and 1996, respectively)                    $ 179,237      $176,622
Increase (decrease) in unearned premiums                       (5,713)        2,810
                                                            ---------      --------
Net premiums earned (net of premiums ceded of
  $11,828 and $3,438 for the three months ended
  March 31, 1997 and 1996, respectively)                      184,950       173,812
Net investment income                                          26,650        21,582
Income from investment in Insurance Partners                   10,949           258
Realized capital gains                                          5,288         1,421
Other income                                                      162            46
                                                            ---------      --------
           Total revenues                                     227,999       197,119
                                                            ---------      --------
EXPENSES
Losses and loss adjustment expenses (net of reinsurance
  recoveries of $10,806 and $3,839 for the three months
  ended March 31, 1997 and 1996, respectively)                138,640       126,277
Commissions                                                    46,898        44,613
Other operating costs and expenses                             14,124        11,823
Interest and amortization                                       4,203         3,844
                                                            ---------      --------
           Total expenses                                     203,865       186,557
                                                            ---------      --------
           Income before income taxes                          24,134        10,562

Federal income tax expense                                      7,996         3,156
                                                            ---------      --------
NET INCOME                                                  $  16,138      $  7,406
                                                            =========      ========

PER SHARE DATA
Weighted average shares outstanding (in 000's)                 26,196        26,133
                                                            =========      ========
Net income                                                  $    0.62      $   0.28
                                                            =========      ========





                 See Notes to Consolidated Financial Statements

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)

                                                                FOR THE THREE MONTHS ENDED
                                                                         MARCH 31,
                                                                --------------------------
                                                                   1997            1996
                                                                   ----            ----
                                                                        (UNAUDITED)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                      $  16,138      $   7,406
Adjustments to reconcile net income to net cash provided by
  operating activities:
      Losses and loss adjustment expenses, net                     64,396         78,471
      Unearned premiums, net                                       (5,713)         2,810
      Premiums receivable                                           9,227        (23,062)
      Deferred policy acquisition costs                             1,914         (1,531)
      Current and deferred taxes                                    7,664         (2,519)
      Other assets and other liabilities                            8,741          4,416
      Realized capital gains                                       (5,288)        (1,421)
                                                                ---------      ---------
Net cash provided by operating activities                          97,079         64,570
                                                                ---------      ---------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
      Sales of fixed maturities                                   472,687        864,212
      Maturities or calls of fixed maturities                      24,577         28,360
      Purchases of fixed maturities                              (513,958)      (847,789)
      Sales of equity securities                                   32,538         16,110
      Purchases of equity securities                              (43,380)       (19,607)
      Net sales (purchases) of short-term investments               9,836        (32,561)
      Cost of additions to property and equipment                    (397)          (138)
                                                                ---------      ---------
Net cash provided by (used in) investing activities               (18,097)         8,587
                                                                ---------      ---------

CASH FLOWS USED IN FINANCING ACTIVITIES:
      Payments of cash dividend to stockholders                    (2,619)        (2,619)
      Purchases of treasury stock                                    --           (3,000)
                                                                ---------      ---------
Net cash used in financing activities                              (2,619)        (5,619)
                                                                ---------      ---------
CHANGE IN CASH AND CASH EQUIVALENTS                                76,363         67,538
Cash and cash equivalents, beginning of period                    251,506        206,699
                                                                ---------      ---------
Cash and cash equivalents, end of period                        $ 327,869      $ 274,237
                                                                =========      =========



                 See Notes to Consolidated Financial Statements

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.      GENERAL

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for interim financial information and in accordance with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, such financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting solely of normal recurring accruals) considered necessary for a fair presentation have been included. The results of operations for the interim period are not necessarily indicative of the results that may be expected for the year ended December 31, 1997, as quarterly results may be affected by several factors including, but not limited to, changes in the interest rate environment and catastrophic losses. These consolidated financial statements should be read in conjunction with the consolidated financial statements included in Zurich Reinsurance Centre Holdings, Inc.'s Annual Report on Form 10-K for the year ended December 31, 1996.

Financial information has been included herein related to the consolidated financial statements of Zurich Reinsurance Centre Holdings, Inc. ("ZRCH") and its wholly-owned subsidiaries, principally Zurich Reinsurance Centre, Inc. ("ZRC") and ZC Insurance Company ("ZCIC"), (together with ZRCH, the "Company").

2.      SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share", effective for periods ending after December 15, 1997. SFAS No. 128 requires the calculation and presentation on the face of the income statement of "basic" earnings per share ("EPS") and, if applicable, "diluted" EPS. The adoption of SFAS No. 128 is not expected to have a material effect on the Company's reported EPS.

3.      INCOME TAXES

The Company's overall effective tax rates of 33.1% and 29.9% for the three months ended March 31, 1997 and 1996, respectively, had both operating income and realized capital gain components. The effective tax rates on operating income of 32.6% and 29.1% for the three months ended March 31, 1997 and 1996, respectively, differed from the federal statutory rate of 35.0% due principally to tax-exempt investment income and dividends. The effective tax rate on realized capital gains approximated the federal statutory rate for the three months ended March 31, 1997 and 1996.

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.       SUBSEQUENT EVENT

On April 17, 1997, the Company entered into a definitive agreement to merge with a subsidiary of the Zurich Group, its 65.7% shareholder. Under the agreement, which was approved by unanimous vote of the Company's Board of Directors, the Company's public shareholders will receive cash consideration at closing of $39.50 per share. The agreement contains terms and conditions customary in transactions of this type including provisions relating to approval of the transaction by the Company's shareholders and certain regulatory consents. The transaction is expected to close during the third quarter. The Company has also reached an agreement in principle for the settlement of the shareholder class action lawsuits pending in Delaware, which settlement is subject to court approval.

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



RESULTS OF OPERATIONS


The Company's pre-tax operating income (excluding realized capital gains) increased 106.2% to $18.8 million in the first quarter of 1997, compared to $9.1 million for the first quarter of 1996. The Company's investment in Insurance Partners, L.P. increased pre-tax operating results by $10.9 million and $0.3 million for the first quarter of 1997 and 1996, respectively.

Net income was $16.1 million for the first quarter of 1997, compared to $7.4 million for the corresponding period of 1996, due to a $6.2 million increase in after-tax operating income and a $2.5 million increase in after-tax realized capital gain activity.

Gross premiums written for the first quarter of 1997 increased 11.0% to $196.3 million, compared with $176.9 million in the first quarter of 1996. Net premiums written for the first quarter of 1997 increased 1.5% to $179.2 million, compared with $176.6 million in the first quarter of 1996. The Company entered into a quota share treaty with members of the Zurich American Insurance Group (the "ZA Quota Share") during 1995. The ZA Quota Share contributed $40.5 million and $52.4 million to first quarter 1997 and 1996 gross premiums written, respectively. This decline was offset by increased premiums from new bound business. The increases in gross and net premiums written differ due to a ceded reinsurance program that covers certain workers' compensation business written on a primary basis. Net premiums earned for the first quarter of 1997 increased 6.4% to $185.0 million from $173.8 million for the comparable 1996 period. For the first quarter of 1997, net premiums written increased less on a percentage basis than net premiums earned due to the maturing of the Company's book of business.

Losses and loss adjustment expenses for the first quarter of 1997 increased to $138.6 million, a 9.8% increase over the comparable 1996 period. There were no significant catastrophe losses in either the first quarter of 1997 or 1996. Commissions for the first quarter of 1997 were $46.9 million compared to $44.6 million for the corresponding 1996 period. The increase in losses and commissions is due to the growth in earned premiums as discussed above. The GAAP loss and commission ratio for the first quarter of 1997 increased to 100.3% from 98.3% for the first quarter of 1996 due primarily to a 2.3 percentage point increase in the loss ratio as higher reserves were established for certain casualty business.

Other operating costs and expenses for the first quarter of 1997 increased 19.5% to $14.1 million, compared to the corresponding period of 1996, due to increased premium volume and changes in the mix of business written. Interest and amortization expense for the first quarter of 1997 was $4.2 million compared to $3.8 million for the first quarter of 1996.

ZRC's statutory combined ratio for the first quarter of 1997 increased to 106.5% from 103.9% for the same period of 1996, primarily due to a 2.3 percentage point increase in the loss ratio discussed above. ZRC's statutory combined ratio differs from the Company's GAAP combined

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ratio primarily due to the deferral of certain acquisition costs and the inclusion of certain holding company expenses, each of which is considered in the Company's GAAP combined ratio.

Net investment income for the first quarter of 1997 was $26.7 million, a 23.5% increase over the comparable 1996 period. Growth in net investment income continues as the cash and invested asset base expands due to strong cash flows, primarily attributable to underwriting operations. In addition, profit from the Company's investment in Insurance Partners, L.P., increased after-tax operating results for the first quarter of 1997 by $7.1 million, compared to $0.2 million for the comparable 1996 period. The after-tax annualized net investment income yield of 4.1% for the first quarter of 1997 was comparable to 4.0% for the first quarter of 1996.

Pre-tax realized capital gains were $5.3 million for the first quarter of 1997, compared to $1.4 million for the first quarter of 1996. The 1997 and 1996 realized capital gain activity is reflective of market conditions and is consistent with the Company's investment philosophy, whereby capital gains (losses) are realized to maximize total investment return.

The Company's overall effective tax rates of 33.1% and 29.9% for the three months ended March 31, 1997 and 1996, respectively, had both operating income and realized capital gain components. The effective tax rates on operating income of 32.6% and 29.1% for the three months ended March 31, 1997 and 1996, respectively, differed from the federal statutory rate of 35.0% due principally to tax-exempt investment income and dividends. The effective tax rate on realized capital gains approximated the federal statutory rate for the three months ended March 31, 1997 and 1996.


FINANCIAL CONDITION

During the first three months of 1997, the Company's cash and invested assets increased 6.2% to $1,856.1 million. The increase is principally due to cash flows from operations. As of March 31, 1997, approximately 65% of the Company's cash and invested assets were invested in fixed maturity securities, 11% in equity securities and 24% in short-term investments and cash and cash equivalents, compared to 69%, 10% and 21%, respectively, as of December 31, 1996.

Approximately 83% of the fixed maturity portfolio at March 31, 1997 and December 31, 1996 was invested in U.S. government obligations or securities rated "triple-A" by Moody's Investors Service or Standard & Poor's Corporation. The balance of the fixed maturity portfolio was invested in other investment-grade fixed maturities. The duration of the Company's fixed maturity portfolio of 3.9 years as of March 31, 1997 approximated the 4.2 years duration at December 31, 1996.

Liabilities for gross losses and loss adjustment expenses (together, "loss reserves") were $1,012.2 million as of March 31, 1997, a $73.4 million increase from December 31, 1996. The increase in

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



loss reserves is due to reserves established for 1997 business offset by loss payments.

Stockholders' equity at March 31, 1997 was $713.9 million compared to $711.9 million at December 31, 1996. The increase in stockholders' equity is primarily due to net income, partially offset by unrealized depreciation on the invested asset portfolio.

Cash and cash equivalents and short-term investments as of March 31, 1997 increased to $438.8 million, or 17.9% since December 31, 1996, as a result of operating cash flows and sector shifts consistent with the Company's investment strategy.

Net cash provided by operating activities for the three months ended March 31, 1997 was $97.1 million, compared to $64.6 million for the three months ended March 31, 1996. The increase in operating cash flows is primarily attributable to underwriting operations. For the three months ended March 31, 1997, net cash used in financing activities of $2.6 million resulted from the Company's dividend payment. Net cash used in financing activities for the first three months of 1996 was $5.6 million and resulted from the Company's stock repurchase program and dividend payment.


SUBSEQUENT EVENT

On April 17, 1997, the Company entered into a definitive agreement to merge with a subsidiary of the Zurich Group, its 65.7% shareholder. Under the agreement, which was approved by unanimous vote of the Company's Board of Directors, the Company's public shareholders will receive cash consideration at closing of $39.50 per share. The agreement contains terms and conditions customary in transactions of this type including provisions relating to approval of the transaction by the Company's shareholders and certain regulatory consents. The transaction is expected to close during the third quarter. The Company has also reached an agreement in principle for the settlement of the shareholder class action lawsuits pending in Delaware, which settlement is subject to court approval.

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES


PART II.  OTHER INFORMATION
---------------------------
Item 1.  Legal Proceedings
---------------------------
In January 1997, four stockholders, each purporting to represent a class, filed separate complaints against the Company, certain of the Company's directors and officers and certain affiliates of the Company in the Court of Chancery of the State of Delaware. On March 14, 1997, the four actions (William Steiner v. Detlef Steiner et al., C.A. No. 15457-NC, filed January 13, 1997, Crandon Capital Partners v. Steven M. Gluckstern et al., C.A. No. 15480-NC, filed January 13, 1997, Howard Sande Feldman, Custodian for Jan Sharone Feldman v. Steven M. Gluckstern et al., C.A. No. 15462-NC, filed January 14, 1997 and Harvey Greenfield v. Zurich Reinsurance Centre Holdings, Inc. et al., C.A. No. 15466-NC, filed January 16, 1997) were consolidated into one suit captioned In Re Zurich Reinsurance Centre Holdings, Inc. Shareholders Litigation, Cons. C.A. No. 15457. The consolidated action alleges, among other things, breaches of the defendants' fiduciary duties in connection with the Zurich Group's proposal made during January 1997 to acquire all of the Company's publicly held shares for $36.00 per share. The action seeks unspecified damages, injunctive relief and attorneys' fees and expenses. On April 17, 1997, the Company reached an agreement in principle for the settlement of this consolidated action, which settlement is subject to court approval.

Other litigation pending against the Company and its subsidiaries is not considered material or is ordinary routine litigation or arbitration incidental to the business.

Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------


(a)    Exhibit Index

 Exhibit        Description                                                        Page
 -------        -----------                                                        ----

   2.1      Agreement and Plan of Merger, dated as of April 17, 1997, by             *
            and among Zurich Centre Investments Limited, a Bermuda
            corporation, Centre Merger Corp., a Delaware corporation, and
            Zurich Reinsurance Centre Holdings, Inc., a Delaware
            corporation

   15       Letter regarding unaudited interim financial information                15

   27       Financial Data Schedule                                                 16

---------------------------------------------

* Incorporated herein by reference from Registrant's Current Report on Form 8-K, dated April 17,1997.


(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated April 17, 1997 with the SEC regarding the agreement to merge with a subsidiary of the Zurich Group.

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


                                     Zurich Reinsurance Centre Holdings, Inc.
                                     ----------------------------------------
                                                  (Registrant)



Date  May 9, 1997                    /s/  Richard E. Smith
      -----------                    ----------------------------------------
                                               Richard E. Smith
                                     President and Chief Executive Officer



Date  May 9, 1997                    /s/ Karen O'Connor Rubsam
      -----------                    ----------------------------------------
                                            Karen O'Connor Rubsam
                                     Sr. Vice President, Chief Financial Officer
                                                 and Treasurer