Form 10-Q/A
period 1997-03-31
ZURICH REINSURANCE CENTRE HOLDINGS INC
filed 1997-07-25
CIK 898612

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                  FORM 10-Q/A

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


                                      INDEX

                                                                           Page No.
                                                                           --------
PART I.  FINANCIAL INFORMATION
------------------------------


Item 2 - Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                   3



Signatures                                                                     7


           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Item 2--"Management's Discussion and Analysis of Financial Condition and Results of Operations" is restated in its entirety as follows:


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

Losses and loss adjustment expenses for the first quarter of 1997 increased to $138.6 million, a 9.8% increase over the comparable 1996 period. There were no significant catastrophe losses in either the first quarter of 1997 or 1996. Commissions for the first quarter of 1997 were $46.9 million compared to $44.6 million for the corresponding 1996 period. The increase in losses and commissions is due to the growth in earned premiums as discussed above. The GAAP loss and commission ratio for the first quarter of 1997 increased to 100.3% from 98.3% for the first quarter of 1996 due primarily to a 2.3 percentage point increase in the loss ratio. An aggregate net addition to the Company's loss reserves of approximately $4.3 million was indicated as a result of the Company's regular 1997 first quarter reserve analyses principally attributable to: (i) management's assessment of the effects of continued highly competitive market conditions on the pricing of premiums earned during the first quarter of 1997, particularly as respects professional and umbrella liability coverages and facultative casualty certificate business (accounting for approximately $0.7 million of additional loss reserves) and (ii) the receipt by the Company of new information indicating the need for additional reserve amounts as to certain

           ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



pre-1997 excess general liability, proportional workers' compensation and excess umbrella coverages. The Company reported an aggregate net addition to its pre-1997 loss reserves of approximately $3.6 million comprising $5.3 million of additional case reserves offset by favorable development with respect to pre-1997 IBNR amounts of $1.7 million. The additional information received by the Company with respect to pre-1997 reserve balances included reported losses (paid and case reserves) during the quarter which exceeded management's expectations (accounting for approximately $5.6 million of additional reserve amounts) and new information received as a result of reviews performed during the quarter and in connection with proposed renewals (accounting for approximately $1.1 million of additional reserve amounts). Such additional incurred losses exceeded favorable reserve development as to other accounts of approximately $3.1 million resulting in a net increase to the Company's loss ratio for the quarter.

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

Liabilities for gross losses and loss adjustment expenses (together, "loss reserves") were $1,012.2 million as of March 31, 1997, a $73.4 million increase from December 31, 1996. The increase in loss reserves is due to reserves established for 1997 business offset by loss payments.

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


                                     Zurich Reinsurance Centre Holdings, Inc.
                                     ----------------------------------------
                                                  (Registrant)



Date  July 25, 1997                  /s/  Richard E. Smith
      -------------                  ----------------------------------------
                                               Richard E. Smith
                                     President and Chief Executive Officer



Date  July 25, 1997                  /s/ Karen O'Connor Rubsam
      -------------                  ----------------------------------------
                                            Karen O'Connor Rubsam
                                     Sr. Vice President, Chief Financial Officer
                                                 and Treasurer