Form 10-Q
period 1997-06-30
ZURICH REINSURANCE CENTRE HOLDINGS INC
filed 1997-08-14
CIK 898612

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



                                    FORM 10-Q

(Mark One)

     /X/       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

         (Class)                                (Outstanding at August 1, 1997)
Common Stock, $.01 par value                            26,202,943 Shares

================================================================================

ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES


                                      INDEX


                                                                             Page No.
                                                                             --------
PART I.  FINANCIAL INFORMATION
------------------------------

Item 1 - Consolidated Financial Statements

            Independent Accountants' Review Report                               3

            Consolidated Balance Sheets -
               June 30, 1997 and December 31, 1996                               4

            Consolidated Statements of Operations -
               Three and six months ended June 30, 1997 and 1996                 5

            Consolidated Statements of Cash Flows -
               Six months ended June 30, 1997 and 1996                           6

            Notes to Consolidated Financial Statements                           7

Item 2 -    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                            9


PART II.  OTHER INFORMATION
---------------------------

Item 1 -    Legal Proceedings                                                    14

Item 6 -    Exhibits and Reports on Form 8-K                                     15

Signatures                                                                       16

INDEPENDENT ACCOUNTANTS' REVIEW REPORT


Board of Directors and Stockholders
Zurich Reinsurance Centre Holdings, Inc.


We have reviewed the accompanying consolidated balance sheet of Zurich Reinsurance Centre Holdings, Inc. and Subsidiaries as of June 30, 1997, and the related consolidated statements of operations for the three-month and six-month periods ended June 30, 1997 and 1996 and the consolidated statements of cash flows for the six-month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

Stamford, Connecticut
August 12, 1997

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                  (Dollars in thousands, except share amounts)



                                                                         JUNE 30,      DECEMBER 31,
                                                                          1997            1996
                                                                          ----            ----
                                                                       (UNAUDITED)
ASSETS
Fixed maturities available-for-sale (amortized cost: 6/30/97
  $1,213,369; 12/31/96 $1,188,344)                                     $1,222,253       $1,200,123
Equity securities available-for-sale (cost: 6/30/97 $163,758;
  12/31/96 $129,051)                                                      230,363          167,462
Investment in affiliate                                                    24,753            8,204
Short-term investments, at cost, which approximates market                138,532          120,720
Cash and cash equivalents                                                 343,808          251,506
                                                                       ----------       ----------
      Total cash and invested assets                                    1,959,709        1,748,015
                                                                       ----------       ----------

Accrued investment income                                                  21,836           18,517
Premiums receivable                                                       233,311          235,960
Reinsurance recoverables:
  Paid losses                                                               2,352            1,600
  Unpaid losses                                                            61,637           40,054
Prepaid reinsurance premiums                                               10,222            3,208
Deferred policy acquisition costs                                          84,624           88,304
Deferred federal income taxes                                              27,339           34,674
Other assets                                                               43,378           72,712
                                                                       ----------       ----------
      Total assets                                                     $2,444,408       $2,243,044
                                                                       ==========       ==========

LIABILITIES
Losses and loss adjustment expenses                                    $1,090,004       $  938,800
Unearned premiums                                                         303,844          313,191
7 1/8% Senior Notes due 2023                                              198,423          198,413
Other liabilities                                                          93,864           80,771
                                                                       ----------       ----------
    Total liabilities                                                   1,686,135        1,531,175
                                                                       ----------       ----------

STOCKHOLDERS' EQUITY
Preferred stock ($.10 par value, 20,000,000 shares
  authorized; no shares outstanding)                                           --               --
Common stock ($.01 par value, 50,000,000 shares
  authorized; 26,205,443 and 26,191,953 shares issued
  and outstanding at 6/30/97 and 12/31/96, respectively)                      262              262
Paid-in capital                                                           625,971          624,466
Unrealized appreciation of investments (net of deferred taxes of
  $26,421 and $17,627 at 6/30/97 and 12/31/96, respectively)               49,068           32,563
Retained earnings                                                          82,972           54,740
Treasury stock, at cost (0 and 5,588 shares at 6/30/97 and
  12/31/96, respectively)                                                      --             (162)
                                                                       ----------       ----------
      Total stockholders' equity                                          758,273          711,869
                                                                       ----------       ----------
      Total liabilities and stockholders' equity                       $2,444,408       $2,243,044
                                                                       ==========       ==========



                 See Notes to Consolidated Financial Statements

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (Dollars in thousands, except per share amounts)


                                                             FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                       JUNE 30,                       JUNE 30,
                                                             --------------------------       ------------------------
                                                                1997            1996            1997           1996
                                                                ----            ----            ----           ----
                                                                     (UNAUDITED)                    (UNAUDITED)
REVENUES
Net premiums written (net of premiums ceded of
  $19,126 and $2,418 for the three months and
  $36,228 and $2,674 for the six months ended
  June 30, 1997 and 1996, respectively)                       $169,135        $188,210        $348,372        $364,832
Increase (decrease) in unearned premiums                       (10,648)         23,392         (16,361)         26,202
                                                              --------        --------        --------        --------
Net premiums earned (net of premiums ceded of
  $17,388 and $3,318 for the three months and
  $29,216 and $6,756 for the six months ended
  June 30, 1997 and 1996, respectively)                        179,783         164,818         364,733         338,630
Net investment income                                           28,104          22,385          54,754          43,967
Income from investment in Insurance Partners                     1,985              --          12,934             258
Realized capital gains (losses)                                  6,595          (6,844)         11,883          (5,423)
Other income                                                       169              27             331              73
                                                              --------        --------        --------        --------
           Total revenues                                      216,636         180,386         444,635         377,505
                                                              --------        --------        --------        --------

EXPENSES
Losses and loss adjustment expenses (net of reinsurance
  recoveries of $15,863 and $4,715 for the three months
  and $26,669 and $8,554 for the six months
  ended June 30, 1997 and 1996, respectively)                  131,297         115,335         269,937         241,612
Commissions                                                     48,123          46,143          95,021          90,756
Premium taxes on primary business                                2,567              --           4,254              --
Other operating costs and expenses                              12,442          11,572          24,879          23,395
Interest and amortization                                        4,263           3,841           8,466           7,685
                                                              --------        --------        --------        --------
           Total expenses                                      198,692         176,891         402,557         363,448
                                                              --------        --------        --------        --------

           Income before income taxes                           17,944           3,495          42,078          14,057

Federal income tax expense                                       5,850             682          13,846           3,838
                                                              --------        --------        --------        --------

NET INCOME                                                    $ 12,094        $  2,813        $ 28,232        $ 10,219
                                                              ========        ========        ========        ========
PER SHARE DATA
Weighted average shares outstanding (in 000's)                  26,205          26,161          26,201          26,147
                                                              ========        ========        ========        ========

Net income                                                    $   0.46        $   0.11        $   1.08        $   0.39
                                                              ========        ========        ========        ========


                 See Notes to Consolidated Financial Statements

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)



                                                                    FOR THE SIX MONTHS ENDED
                                                                            JUNE 30,
                                                                  ----------------------------
                                                                     1997               1996
                                                                     ----               ----
                                                                         (UNAUDITED)
CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:
Net income                                                        $  28,232        $    10,219
Adjustments to reconcile net income to net cash provided by
  operating activities:
      Losses and loss adjustment expenses, net                      129,621            137,360
      Unearned premiums, net                                        (16,361)            26,202
      Premiums receivable                                             2,649            (39,491)
      Deferred policy acquisition costs                               3,680             (8,531)
      Current and deferred taxes                                      6,192            (17,138)
      Other assets and other liabilities                              1,852              3,350
      Realized capital (gains) losses                               (11,883)             5,423
                                                                  ---------        -----------
Net cash provided by operating activities                           143,982            117,394
                                                                  ---------        -----------

CASH FLOWS PROVIDED BY (USED IN) INVESTING ACTIVITIES:
      Sales of fixed maturities                                     794,799          1,223,434
      Maturities or calls of fixed maturities                        54,621             50,104
      Purchases of fixed maturities                                (850,340)        (1,219,733)
      Sales of equity securities                                     48,848             30,760
      Purchases of equity securities                                (77,808)           (37,417)
      Net (purchases) sales of short-term investments               (17,812)            18,770
      Cost of additions to property and equipment                    (1,369)            (2,533)
                                                                  ---------        -----------
Net cash provided by (used in) investing activities                 (49,061)            63,385
                                                                  ---------        -----------

CASH FLOWS USED IN FINANCING ACTIVITIES:
      Payments of cash dividend to stockholders                      (2,619)            (2,619)
      Purchases of treasury stock                                        --             (3,000)
      Conversion of Re Capital Debentures                                --             (1,079)
                                                                  ---------        -----------
Net cash used in financing activities                                (2,619)            (6,698)
                                                                  ---------        -----------

CHANGE IN CASH AND CASH EQUIVALENTS                                  92,302            174,081
Cash and cash equivalents, beginning of period                      251,506            206,699
                                                                  ---------        -----------
Cash and cash equivalents, end of period                          $ 343,808        $   380,780
                                                                  =========        ===========



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

In June 1997, the Financial Accounting Standards Board issued SFAS No. 130, "Reporting Comprehensive Income", effective for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components (revenues, expenses, gains and losses) in a prominently displayed financial statement and requires that the accumulated balance of other comprehensive income be presented on the balance sheet as a distinct component of equity. The adoption of SFAS No. 130 will not affect results of operations or financial position.

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



3. INCOME TAXES

The Company's overall effective tax rate for the three and six months ended June 30, 1997 was 32.6% and 32.9%, respectively. For the three and six months ended June 30, 1996, the Company's overall effective tax rate was 19.5% and 27.3%, respectively. The overall effective tax rates for 1997 and 1996 had both operating income and realized capital gain (loss) components. The effective tax rate on operating income for the three and six months ended June 30, 1997 was 31.3% and 32.1%, respectively. For the three and six months ended June 30, 1996, the effective tax rate on operating income was 29.8% and 29.5%, respectively. The effective tax rates on operating income for 1997 and 1996 differed from the federal statutory rate of 35.0% due principally to tax-exempt investment income and dividends. The effective tax rate (benefit) on realized capital gains (losses) approximated the federal statutory rate for the three and six months ended June 30, 1997 and 1996.

4. PROPOSED MERGER

On April 17, 1997, the Company entered into a definitive agreement to merge with a subsidiary of the Zurich Group, its 65.7% shareholder. Under the agreement, which was approved by unanimous vote of the Company's Board of Directors, the Company's public shareholders will receive cash consideration at closing of $39.50 per share. The agreement contains terms and conditions customary in transactions of this type including provisions relating to approval of the transaction by the Company's shareholders and certain regulatory consents. A special meeting of shareholders will be held on August 29, 1997 to vote on the transaction, which is expected to close during the third quarter. The Company has also reached an agreement in principle for the settlement of the shareholder class action lawsuits pending in Delaware, which settlement is subject to court approval.

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


RESULTS OF OPERATIONS

The Company's pre-tax operating income (excluding realized capital gains and losses) increased 9.8% to $11.3 million in the second quarter of 1997, compared to $10.3 million for the second quarter of 1996. The Company's pre-tax operating income increased 55.0% to $30.2 million for the six months ended June 30, 1997, compared to $19.5 million for the six months ended June 30, 1996. The Company's investment in Insurance Partners, L.P. increased pre-tax operating results by $2.0 million for the second quarter of 1997 and $12.9 million and $0.3 million for the six months ended June 30, 1997 and 1996, respectively.

Net income was $12.1 million for the second quarter of 1997, compared to $2.8 million for the corresponding period of 1996, due to a $8.7 million increase in after-tax realized capital gain (loss) activity and a $0.6 million increase in after-tax operating income. Net income was $28.2 million for the six months ended June 30, 1997, compared to $10.2 million for the corresponding period of 1996, due to a $11.2 million increase in after-tax realized capital gain (loss) activity and a $6.8 million increase in after-tax operating income.

The 1997 premium writings reflect a continued highly competitive reinsurance market. Gross premiums written for the three and six months ended June 30, 1997 were $188.3 million and $384.6 million, respectively, representing a 1.2% decrease and a 4.7% increase, respectively, over the comparable 1996 periods. Gross premiums written in 1997 reflect increased premiums from new bound business and growth in renewal business, offset by a decline in premiums written on a quota share treaty with members of the Zurich American Insurance Group (the "ZA Quota Share"). The ZA Quota Share contributed $44.8 million and $52.6 million to second quarter 1997 and 1996 gross premiums written, respectively, and $85.3 million and $105.0 million to gross premiums written for the six months ended June 30, 1997 and 1996, respectively. Net premiums written for the three and six months ended June 30, 1997 were $169.1 million and $348.4 million, respectively, representing a 10.1% and 4.5% decrease, respectively, over the comparable 1996 periods. The difference between 1997 gross and net premiums written is due to a new ceded reinsurance program that covers certain workers' compensation business written on a primary basis. Net premiums earned for the three and six months ended June 30, 1997 were $179.8 million and $364.7 million, respectively, representing a 9.1% and 7.7% increase, respectively, over the comparable 1996 periods. For the three and six months ended June 30, 1997, net premiums earned increased due to the maturing of the Company's book of business.

Losses and loss adjustment expenses for the second quarter of 1997 increased to $131.3 million, a 13.8% increase over the comparable 1996 period. For the six months ended June 30, 1997, losses and loss adjustment expenses increased to $269.9 million, a 11.7% increase over the comparable 1996 period. There were no significant catastrophe losses in either 1997 or 1996.

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



Commissions for the three and six months ended June 30, 1997 were $48.1 million and $95.0 million, respectively, compared to $46.1 million and $90.8 million for the three and six months ended June 30, 1996, respectively. The increase in losses and commissions is primarily due to the growth in earned premiums as discussed above. The GAAP loss and commission ratio for the three and six months ended June 30, 1997 was 99.8% and 100.1%, respectively, compared to 98.0% and 98.2% for the three and six months ended June 30, 1996, respectively. The 1997 loss and commission ratios reflect continued highly competitive market conditions on the pricing of 1997 earned premiums. The loss and commission ratio for the six months ended June 30, 1997 also reflects an aggregate net addition to the Company's loss reserves of approximately $4.3 million during the first quarter of 1997 as a result of the Company's regular loss reserve analyses principally attributable to: (i) management's assessment of the effects of continued highly competitive market conditions on the pricing of premiums earned during the first quarter of 1997, particularly as respects professional and umbrella liability coverages and facultative casualty certificate business (accounting for approximately $0.7 million of additional loss reserves) and (ii) the receipt by the Company of new information indicating the need for additional reserve amounts as to certain pre-1997 excess general liability, proportional workers' compensation and excess umbrella coverages. The Company reported an aggregate net addition to its pre-1997 loss reserves of approximately $3.6 million comprising $5.3 million of additional case reserves offset by favorable development with respect to pre-1997 IBNR amounts of $1.7 million. The additional information received by the Company with respect to pre-1997 reserve balances included reported losses (paid and case reserves) during the quarter which exceeded management's expectations (accounting for approximately $5.6 million of additional reserve amounts) and new information received as a result of reviews performed during the quarter and in connection with proposed renewals (accounting for approximately $1.1 million of additional reserve amounts). Such additional incurred losses exceeded favorable reserve development as to other accounts of approximately $3.1 million.

Other operating costs and expenses for the second quarter of 1997 were $12.4 million, a 7.5% increase over the comparable 1996 period. For the six months ended June 30, 1997, other operating costs and expenses increased to $24.9 million, a 6.3% increase over the comparable 1996 period. The GAAP other operating costs and expenses ratio for the three and six months ended June 30, 1997 increased to 7.4% and 7.1%, respectively, compared to 6.1% and 6.4%, the change being reflective of the corresponding premium volume. Interest and amortization expense for the three and six months ended June 30, 1997 was $4.3 million and $8.5 million, respectively, compared to $3.8 million and $7.7 million for the three and six months ended June 30, 1996, respectively.

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



ZRC's statutory combined ratio for the second quarter of 1997 was 107.9% compared to 102.9% for the same period of 1996. ZRC's statutory combined ratio for the six months ended June 30, 1997 was 107.2% compared to 103.5% for the same period of 1996. ZRC's statutory combined ratio differs from the Company's GAAP combined ratio primarily due to the accounting for certain acquisition costs and the inclusion of certain holding company expenses.

Net investment income for the second quarter of 1997 was $28.1 million, a 25.5% increase over the comparable 1996 period. Net investment income for the first six months of 1997 was $54.8 million, a 24.5% increase over the comparable 1996 period. Growth in net investment income continues as the cash and invested asset base expands due to cash flows, primarily attributable to underwriting operations. The after-tax annualized net investment income yield of 4.1% for the three and six months ended June 30, 1997 was comparable to 4.0% for the three and six months ended June 30, 1996.

Pre-tax realized capital gains (losses) were $6.6 million for the second quarter of 1997, compared to $(6.8) million for the second quarter of 1996. For the six months ended June 30, 1997, pre-tax realized capital gains (losses) were $11.9 million, compared to $(5.4) million for the corresponding period of 1996. The 1997 and 1996 realized capital gain (loss) activity is reflective of market conditions and is consistent with the Company's investment philosophy, whereby capital gains (losses) are realized to maximize total investment return.

The Company's overall effective tax rate for the three and six months ended June 30, 1997 was 32.6% and 32.9%, respectively. For the three and six months ended June 30, 1996, the Company's overall effective tax rate was 19.5% and 27.3%, respectively. The overall effective tax rates for 1997 and 1996 had both operating income and realized capital gain (loss) components. The effective tax rate on operating income for the three and six months ended June 30, 1997 was 31.3% and 32.1%, respectively. For the three and six months ended June 30, 1996, the effective tax rate on operating income was 29.8% and 29.5%, respectively. The effective tax rates on operating income for 1997 and 1996 differed from the federal statutory rate of 35.0% due principally to tax-exempt investment income and dividends. The effective tax rate (benefit) on realized capital gains (losses) approximated the federal statutory rate for the three and six months ended June 30, 1997 and 1996.

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION

During the first six months of 1997, the Company's cash and invested assets increased 12.1% to $1,959.7 million. The increase is principally due to cash flows from operations. As of June 30, 1997, approximately 62% of the Company's cash and invested assets were invested in fixed maturity securities, 13% in equity securities and 25% in short-term investments and cash and cash equivalents, compared to 69%, 10% and 21%, respectively, as of December 31, 1996.

Approximately 80% and 83% of the fixed maturity portfolio at June 30, 1997 and December 31, 1996, respectively, was invested in U.S. government obligations or securities rated "triple-A" by Moody's Investors Service or Standard & Poor's Corporation. The balance of the fixed maturity portfolio was invested in other investment-grade fixed maturities. The duration of the Company's fixed maturity portfolio of 4.0 years as of June 30, 1997 approximated the 4.2 years duration at December 31, 1996.

Liabilities for gross losses and loss adjustment expenses (together, "loss reserves") were $1,090.0 million as of June 30, 1997, a $151.2 million increase from December 31, 1996 as loss reserves established for 1997 business offset loss payments.

Stockholders' equity at June 30, 1997 was $758.3 million compared to $711.9 million at December 31, 1996. The increase in stockholders' equity is primarily due to net income and unrealized appreciation on the invested asset portfolio.

Cash and cash equivalents and short-term investments as of June 30, 1997 increased to $482.3 million, or 29.6% since December 31, 1996, as a result of operating cash flows and sector shifts consistent with the Company's investment strategy.

Net cash provided by operating activities for the six months ended June 30, 1997 was $144.0 million, compared to $117.4 million for the six months ended June 30, 1996. The increase in operating cash flows is primarily attributable to underwriting operations and net investment income. For the six months ended June 30, 1997, net cash used in financing activities of $2.6 million resulted from the Company's dividend payment. Net cash used in financing activities for the first six months of 1996 was $6.7 million and resulted from the Company's stock repurchase program, dividend payment and the conversion of the Company's 5 1/2% Convertible Debentures, due 2000 (assumed from Re Capital Corporation during April 1995).

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



PROPOSED MERGER

On April 17, 1997, the Company entered into a definitive agreement to merge with a subsidiary of the Zurich Group, its 65.7% shareholder. Under the agreement, which was approved by unanimous vote of the Company's Board of Directors, the Company's public shareholders will receive cash consideration at closing of $39.50 per share. The agreement contains terms and conditions customary in transactions of this type including provisions relating to approval of the transaction by the Company's shareholders and certain regulatory consents. A special meeting of shareholders will be held on August 29, 1997 to vote on the transaction, which is expected to close during the third quarter. The Company has also reached an agreement in principle for the settlement of the shareholder class action lawsuits pending in Delaware, which settlement is subject to court approval.

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES



PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings
--------------------------

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

            ZURICH REINSURANCE CENTRE HOLDINGS, INC. AND SUBSIDIARIES




Item 6.  Exhibits and Reports on Form 8-K
-----------------------------------------

(a)    Exhibit Index

         Exhibit  Description                                                     Page
         -------  -----------                                                     ----
         2.1      Agreement and Plan of Merger, dated as of April 17, 1997, by     *
                  and among Zurich Centre Investments Limited, a Bermuda
                  corporation, Centre Merger Corp., a Delaware corporation, and
                  Zurich Reinsurance Centre Holdings, Inc., a Delaware
                  corporation.

         15       Letter regarding unaudited interim financial information         17

         27       Financial Data Schedule                                          18

-----------------

* Incorporated herein by reference from Registrant's Current Report on Form 8-K, dated April 17, 1997.


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


                                        Zurich Reinsurance Centre Holdings, Inc.
                                        ----------------------------------------
                                                     (Registrant)



Date  August 12, 1997                /s/             Richard E. Smith
      ---------------                -------------------------------------------
                                                     Richard E. Smith
                                          President and Chief Executive Officer



Date  August 12, 1997                /s/         Karen O'Connor Rubsam
      ---------------                -------------------------------------------
                                                 Karen O'Connor Rubsam
                                     Sr. Vice President, Chief Financial Officer
                                                      and Treasurer